Form 10QSB
period 1995-03-31
PUBLISHERS EQUIPMENT CORP
filed 1995-05-11
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1995.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.


Commission file number:  0-11744

                        Publishers Equipment Corporation
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Texas                              75-1653425
  ----------------------          ------------------------------------
 (State of incorporation)         (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas         75248
   -----------------------------------------------       ----------
      (Address of principal executive offices)           (zip code)

Registrant's telephone number, including area code:  214-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES      X                 NO
              ------------              ------------


Number of shares outstanding of the issuer's common stock as of May 9, 1995, 5,176,651 shares of common stock, no par value.



Page 1 of 11 sequentially numbered pages.

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Index to Financial Statements
                         -----------------------------


                                                             Page
                                                             ----
Publishers Equipment Corporation Consolidated
  Balance Sheet                                                3


Publishers Equipment Corporation Consolidated
  Statements of Operations                                     4


Publishers Equipment Corporation Consolidated
  Statements of Cash Flows                                     5


Publishers Equipment Corporation Notes to
  Consolidated Financial Statements                            6


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 1995, are not necessarily indicative of results of operations for the entire year.



Page 2 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

- --------------------------------------------------------------------------------

                                                                       March 31,
                                                                         1995
- --------------------------------------------------------------------------------
                                    ASSETS
                                    ------
  Cash and cash equivalents..................................       $       83
  Accounts receivable.........................................             706
  Inventories................................................            8,728

  Other current assets.......................................              338
                                                                      ---------
    Total current assets......................................           9,855

  Property, plant and equipment, net.........................            1,477
                                                                      ---------

  TOTAL ASSETS...............................................       $   11,332
                                                                      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
  Accounts payable and accrued liabilities...................       $    2,543
  Accrued warranty expense...................................              342
  Customer deposits..........................................               79
  Current portion of long-term debt..........................            3,676
  Short term debt............................................                3
                                                                      ---------
    Total current liabilities................................            6,643


  Convertible subordinated note..............................            1,000
  Other liabilities..........................................              197


  Shareholders' equity:
    Preferred stock..........................................              500
    Common stock.............................................           18,815
    Treasury stock...........................................             (168)
    Retained deficit.........................................          (15,655)
                                                                      ---------
      Total shareholder's equity.............................            3,492
                                                                      ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............       $   11,332
                                                                      =========

       See accompanying notes.
- --------------------------------------------------------------------------------


Page 3 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                           1995        1994
- --------------------------------------------------------------------------------
  Revenues..........................................   $    1,172    $    2,336

  Cost of revenues..................................          910         1,838
                                                        -----------   ----------

  Gross profit......................................          262           498

  Selling, general and administrative expense.......          599           626
                                                        -----------   ----------

  Operating loss....................................         (337)         (128)

  Interest expense..................................         (100)          (84)
  Interest income...................................            7             1
  Other income (expense), net (Note 1)..............          151            20
                                                        -----------   ----------

  Loss before income taxes..........................         (279)         (191)

  Provision for income taxes........................          --            --
                                                        -----------   ----------

  Net loss..........................................   $      (279)   $    (191)
                                                        ===========   ==========

  Net loss per common share.........................   $     (0.05)  $    (0.04)
                                                        ===========   ==========

  Weighted average common shares....................     5,176,651    5,162,117

  See accompanying notes.
- --------------------------------------------------------------------------------


Page 4 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                           1995        1994
- --------------------------------------------------------------------------------
  Cash flows from operating activities:
    Net loss from operations............................. $   (279)    $   (191)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization...................       57           49
         Provision for losses on doubtful accounts.......        8            8

  Change in assets and liabilities:
         Decrease in accounts receivable.................      581           67
         Increase in inventories.........................     (923)        (777)
         Increase in other current assets................      (55)         (53)
         Decrease (increase) in other assets.............       74          (94)
         Increase (decrease) in accounts payable and
            accrued liabilities..........................      (53)         768
         Increase in customer deposits...................       75          140
         Decrease in accrued warranty expense...........       (36)         (25)
                                                           --------     --------
    Net cash used in operations..........................     (551)        (108)

  Cash flows from investing activities:
         Additions to property, plant and equipment......      (11)         (10)
                                                           --------     --------
    Net cash used in investing activities................      (11)         (10)


  Cash flow from financing activities:
     Total borrowings....................................     1,485       1,551
     Total repayments....................................      (853)     (1,434)
                                                           --------     --------
    Net cash provided by financing activities............       632         117


  Net increase (decrease) in cash and cash equivalents...        70          (1)

  Cash and cash equivalents at beginning of period.......        13          10
                                                           --------     --------
  Cash and cash equivalents at end of period............. $      83    $      9
                                                           ========     ========

  See accompanying notes.
- --------------------------------------------------------------------------------


Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  (unaudited)


1. In January 1995, the Company sold common shares of KBA-Motter Corp. representing a 7.0 percent equity interest in this affiliated company for $150,000. As a result, at January 31, 1995, the Company had no equity interest in KBA-Motter Corp. The Company wrote off its investment in KBA-Motter Corp. at December 31, 1991.

2. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and bases of assets and liabilities using enacted tax rates. The adoption of SFAS No. 109 had no effect on the financial statements.



Page 6 of 11 sequentially numbered pages.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                             Results of Operations
                             ---------------------


Three Months Ended March 31, 1995
- ---------------------------------

REVENUES. Revenues of $1,172,000 for the first quarter of 1995 compares to $2,336,000 for the first quarter of 1994, a decrease of approximately 50 percent. Revenues derived from sales to domestic customers in the current quarter increased approximately 63 percent over the year earlier period, reflecting a continuation of the recovery of domestic markets from one of the worse recessions ever experienced by the Company's industry. This recession began in late 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the industry's customer base. The reduction in advertising expenditures that began in 1990 was made in response to uncertainties in the U.S. economy, and this decline continued through 1992. In 1993, the trend in domestic advertising expenditures began to show signs of a slow turnaround, and in 1994 registered a clear increase, as reported in trade publications. These improved market conditions have not translated immediately into equipment orders because of the normal lag time of equipment expenditures behind increases in printing demand, and also because many potential purchasers have adopted a cautious approach to equipment purchase decisions as the strength of the recovery in printing demand and the effects of increasing interest rates and newsprint costs are assessed.
Newsprint costs is the single largest component of a newspaper's production expense. As advertising levels have increased, newsprint demand has grown to absorb present papermill capacity, and has resulted in higher newsprint costs. To a lesser extent, domestic sales activity has been affected by the absorption of over capacity in the commercial printing segment.

Revenues derived from sales to foreign customers, which accounted for approximately 34 percent of total revenues in the first quarter of 1995, decreased approximately 78 percent compared to the first quarter of 1994 when foreign sales accounted for approximately 80 percent of total revenues. The lower level of foreign revenues in the current quarter results primarily from the timing of equipment shipments. Foreign sales are expected to remain a significant component of total revenues in 1995.



Page 7 of 11 sequentially numbered pages.

GROSS PROFIT. Gross profit for the first quarter of 1995 of $262,000, or 22.4 percent of revenues, compares to $498,000, or 21.3 percent of revenues, for the first quarter of 1994. The improvement in gross profit expressed as a percent of revenues in the first quarter of 1995 results from a more favorable business mix in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $599,000, or 51.1 percent of revenues, for the first quarter of 1995 compares to $626,000, or 26.8 percent of revenues, for the first quarter of 1994. The decrease in selling, general and administrative expense in the current quarter results from cost reduction measures taken in response to lower business activity.

OTHER INCOME (EXPENSE). Interest expense for the first quarter of 1995 of $100,000, attributable primarily to borrowings under the King Press Corporation revolving line of credit, compares to $84,000 for the first quarter of 1994.
The increase in interest expense in the current quarter results primarily from a higher level of borrowings under the credit line and a higher average rate of interest. Interest income of $7,000 for the first quarter of 1995, derived primarily from a trade note payable to King Press Corporation, compares to interest income of $1,000 for the first quarter of 1994, earned on short term money market investments. Net other income of $151,000 for the first quarter of 1995, compares to net other expense of $20,000 for the first quarter of 1994. During the first quarter of 1995, the Company sold shares held in an affiliated company (See Note 1 of Notes to Consolidated Financial Statement).

NET LOSS. A net loss of $279,000, or 23.8 percent of revenues, for the first quarter of 1995, compares to a net loss of $191,000, or 8.2 percent of revenues, for the first quarter of 1994.


                       Financial Position and Liquidity:
                       --------------------------------

King Press Corporation is supported by a secured $3,850,000 working capital line of credit that has been extended to expire June 30, 1995. At March 31, 1995, King Press Corporation had $3,673,000 outstanding under the revolving credit line. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At March 31, 1995, the Company was in default of provisions of the line of credit pertaining to certain financial ratios. The lender has agreed to waive the default under those provisions through June 30, 1995.



Page 8 of 11 sequentially numbered pages.

The Company's liquidity entering 1995 has been adversely affected by low order entry rates in the fourth quarter of 1994 and the first quarter of 1995 from both foreign and domestic customers (See Results of Operations. Revenues). The Company estimates that its working capital requirements for 1995 may exceed the King Press Corporation line of credit and is seeking alternative sources of increased working capital. One alternative being pursued to increase working capital in 1995 is a restructuring of the line of credit to include a new lender to extend credit secured by the Company's assets in conjunction with its present lender. The Company is negotiating a renewal of the existing line of credit beyond June 30, 1995, to enable such a restructuring to occur. There can be no assurance that such an extension will be granted, or that other sources of adequate working capital will be available.

The Company has reduced manpower levels consistent with existing contract commitments and reduced all discretionary spending, including capital expenditures, to conserve working capital. Additional cost reduction steps will be taken to maintain the viability of the Company in the event that the working capital required to maintain the Company's normal operations is not available.

Backlog at March 31, 1995, totalled approximately $1,353,000, compared to approximately $1,351,000 at December 31, 1994.



Page 9 of 11 sequentially numbered pages.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses. In the opinion of management of the Company, any ultimate liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 2.   Changes in Securities.

          Not Applicable.

Item 3.   Defaults upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not Applicable



Page 10 of 11 sequentially numbered pages.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PUBLISHERS EQUIPMENT CORPORATION


May 9, 1995                         By: /s/Roger R. Baier
                                        -------------------------------
                                        Roger R. Baier
                                        Vice President Finance &
                                        Treasurer
                                        (Principal Financial Officer)



Page 11 of 11 sequentially numbered pages.