Form 10QSB
period 1995-06-30
PUBLISHERS EQUIPMENT CORP
filed 1995-08-09
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1995.

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

                                                 YES   X            NO
                                                     -----             -----


Number of shares outstanding of the issuer's common stock as of August 8, 1995, 5,176,651 shares of common stock, no par value.

Page 1 of 13 sequentially numbered pages.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 1995, are not necessarily indicative of results of operations for the entire year.

Page 2 of 13 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

--------------------------------------------------------------------
                                                           June 30,
                                                            1995
--------------------------------------------------------------------
                      ASSETS
                      ------
Cash and cash equivalents.............................     $     84
Accounts receivable...................................          393
Inventories...........................................        8,446
Other current assets..................................          234
                                                           --------
   Total current assets...............................        9,157

Property, plant and equipment, net....................        1,421
                                                           --------
TOTAL ASSETS..........................................     $ 10,578
                                                           ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Accounts payable and accrued liabilities..............     $  2,259
Accrued warranty expense..............................          359
Customer deposits.....................................          267
Current portion of long-term debt.....................        3,500
                                                           --------
   Total current liabilities..........................        6,385

Convertible subordinated note.........................        1,000
Other liabilities.....................................          194

Shareholders' equity:
   Preferred stock....................................          500
   Common stock.......................................       18,815
   Treasury stock.....................................         (168)
   Retained deficit...................................      (16,148)
                                                           --------
     Total shareholders' equity.......................        2,999
                                                           --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........     $ 10,578
                                                           ========
          See accompanying notes.
--------------------------------------------------------------------


Page 3 of 13 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------------
                                          Three Months Ended         Six Months Ended
                                               June 30,                June 30,
                                          1995          1994        1995          1994
-----------------------------------------------------------------------------------------
Revenues............................   $    1,823   $    4,863   $    2,994   $    7,199

Cost of revenues ...................        1,576        3,718        2,485        5,556
                                       ----------   ----------   ----------   ----------
Gross profit .......................          247        1,145          509        1,643

Selling, general and administrative
 expense ...........................          643          846        1,242        1,472
                                       ----------   ----------   ----------   ----------

Operating income (loss) ............         (396)         299         (733)         171

Interest expense ...................         (101)        (100)        (201)        (184)
Interest income ....................            1           --            8            2
Other income, net (Note 1) .........            3            2          154           21
                                       ----------   ----------   ----------   ----------

Income (loss) before income taxes ..         (493)         201         (772)          10

Provision for income taxes..........           --           --           --           --
                                       ----------   ----------   ----------   ----------

Net income (loss)...................   $     (493)  $      201   $     (772)  $       10
                                       ----------   ----------   ----------   ----------

Net income (loss) per common share..   $    (0.10)  $     0.04   $    (0.15)  $       --
                                       ==========   ==========   ==========   ==========

Weighted average common shares......    5,176,651    5,162,117    5,176,651    5,162,117

       See accompanying notes.
-----------------------------------------------------------------------------------------


Page 4 of 13 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

-----------------------------------------------------------------------------
                                                            Six Months Ended
                                                                June 30,
                                                            1995      1994
-----------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) from operations.................     $  (772)  $    10
Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
       Depreciation and amortization.................         113        98
       Provision for losses on doubtful accounts.....          15        15

Change in assets and liabilities:
       Decrease (increase) in accounts receivable....         886    (1,377)
       Increase in inventories.......................        (642)     (100)
       Decrease in other current assets..............          50        34
       Decrease (increase) in other assets...........          75       (94)
       Increase (decrease) in accounts payable and
          accrued liabilities........................        (340)      891
       Increase in customer deposits.................         262       448
       Decrease (increase) in accrued warranty
          expense....................................         (18)       48
                                                          -------   -------
   Net cash used in operations.......................        (371)      (27)

Cash flows from investing activities:
       Additions to property, plant and equipment....         (11)      (86)
                                                          -------   -------
   Net cash used in investing activities.............         (11)      (86)

Cash flow from financing activities:
     Total borrowings................................       2,495     3,486
     Total repayments................................      (2,042)   (3,373)
                                                          -------   -------
   Net cash provided by financing activities.........         453       113

Net increase in cash and cash equivalents............          71        --

Cash and cash equivalents at beginning of period.....          13        10
                                                          -------   -------
Cash and cash equivalents at end of period...........     $    84   $    10
                                                          =======   =======

          See accompanying notes.
-----------------------------------------------------------------------------


Page 5 of 13 sequentially numbered pages.

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

Page 6 of 13 sequentially numbered pages.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS


                             Results of Operations
                             ---------------------


Three Months Ended June 30, 1995
--------------------------------

REVENUES. Revenues of $1,823,000 for the second quarter of 1995 compares to $4,863,000 for the second quarter of 1994, a decrease of approximately 63 percent. The reduction in revenues in the current quarter results primarily from lower domestic sales, which decreased approximately 78 percent from the year earlier period. The domestic markets for printing equipment are experiencing a slow recovery from one of the worst recessions ever experienced by the Company's industry. This recession began in 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the Company's customer base. The level of domestic advertising revenues as reported in trade publications declined through 1992, began a slow turn around in 1993, and registered a clear increase in 1994.
These improved market conditions have not translated immediately into equipment orders because of the normal lag time of equipment expenditures behind increases in printing demand, and also because many potential purchasers have adopted a cautious approach to equipment purchase decisions as the strength of the recovery in printing demand and the effects of increased interest rates and newsprint costs are assessed. As printing demand has increased, newsprint requirements have exceeded current papermill capacity and resulted in higher newsprint costs. Newsprint cost is the single largest component of a newspapers production expense, and the Company believes that increases in newsprint costs have caused equipment purchases to be deferred by domestic printers. Also contributing to the deferral of domestic orders, the Company believes, is uncertainty among printers concerning the effect that "electronic highway" technology may have on their operations.

The Company is currently completing negotiations for the sale of printing equipment to a large domestic newspaper group, and expects to book this order into backlog in the third quarter of 1995. The Company believes that there is pent-up demand for printing equipment in domestic markets that will be released with continued strength in printing demand and easing of newsprint costs.

Page 7 of 13 sequentially numbered pages.

Revenues derived from sales to foreign customers, which accounted for approximately 59 percent of total revenues in the second quarter of 1995, decreased approximately 23 percent compared to the second quarter of 1994, when foreign sales accounted for approximately 29 percent of total revenues. Foreign sales have been the largest component of the Company's revenues in recent years, and the Company expects these sales to remain a significant component of total revenues in 1995. The increase in the Company's backlog at June 30, 1995 compared to December 31, 1994 (See "Financial Position and Liquidity") results primarily from the booking of foreign orders.

The Company has focused increased attention on the expansion of its international sales capabilities in the belief that the most rapidly expanding markets for printing equipment lie overseas, principally in the Pacific Rim and former East Bloc countries. This focus has resulted in a realigned and strengthened dealer network, and increased awareness of the Company and its products in international markets.

The level of sales quotations requested by prospective foreign customers increased significantly following the Company's participation in the industry's largest international trade show conducted in Dusseldorf, Germany in May of this year. Competition for these orders among domestic and foreign equipment suppliers will be intense, but the Company expects to compete effectively with its product lines which it believes offer attractive price/performance combinations.

GROSS PROFIT. Gross profit for the second quarter of 1995 of $247,000, or 13.5 percent of revenues, compares to $1,145,000, or 23.5 percent of revenues, for the second quarter of 1994. The reduction in gross profit expressed as a percent of revenues in the current quarter results primarily from less fixed cost coverage provided by the lower level of revenues. In addition, competitive pricing pressures in both domestic and foreign markets that emerged in the period of slow market activity continue to have an adverse effect on the Company's profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $643,000, or 35.3 percent of revenues, for the second quarter of 1995 compares to $846,000, or 17.4 percent of revenues, for the second quarter of 1994. The reduction in selling, general and administrative expense in the current quarter results from a lower level of commissions paid on sales to foreign customers and the cost reduction measures taken by the Company in response to lower business activity.

Page 8 of 13 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of $101,000 for the second quarter of 1995, attributable primarily to borrowings under the King Press Corporation revolving line of credit, compares to $100,000 for the second quarter of 1994. Nominal amounts of interest income and net other income were earned in both the second quarter of 1995 and the second quarter of 1994.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the second quarter of 1994.

NET LOSS. A net loss of $493,000, or 27.0 percent of revenues, for the second quarter of 1995 compares net income of $201,000, or 4.1 percent of revenues, for the second quarter of 1994.

Six Months Ended June 30, 1995
------------------------------

REVENUES. Revenues of $2,994,000 for the first six months of 1995 compares to $7,199,000 for the first half of 1994, a decrease of approximately 58 percent. Both domestic and foreign sales were lower in the first half of 1995 compared to the first half of 1994. The Company attributes the reduction in domestic revenues, which declined 61 percent in the first six months of 1995 compared to the first six months of 1994, to increased newsprint costs and growing uncertainty concerning the effect that the emerging "electronic highway" will have on conventional printed product demand. Revenues derived from sales to foreign customers, which accounted for approximately 49 percent of total revenues for the first half of 1995, decreased approximately 55 percent compared to the first half of 1994, when foreign sales accounted for approximately 45 percent of total revenues.

GROSS PROFIT.  Gross profit for the first six months of 1995 of $509,000, or
17.0 percent of revenues, compares to $1,643,000, or 22.8 percent of revenues, for the first half of 1994. The reduction in gross profit expressed as a percent of revenues in the first half of 1995 compared to the year earlier period is primarily the result of less fixed cost coverage provided by the lower level of revenues in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,242,000, or 41.5 percent of revenues, for the first six months of 1995 compares to $1,472,000, 20.4 percent of revenues, for the first half of 1994. The reduction in selling, general and administrative expense for the first six months of 1995 compared to the year earlier period is a result of a lower level of commissions paid on sales to foreign customers and the cost reduction measures taken by the Company in response to lower business activity.

Page 9 of 13 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of $201,000 for the first six months of 1995, attributable primarily to borrowings under the King Press Corporation revolving line of credit, compares to $184,000 for the first half of 1994. Interest income of $8,000 for the first half of 1995, derived primarily from short term money market investments, compares to $2,000 for the first half of 1994. Net other income of $154,000 for the first six months of 1995 compares to net other income of $21,000 for the first half of 1994. During the first quarter of 1995, the Company sold shares held in an affiliated company (See Note 1 of Notes to Consolidated Financial Statements).

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first six months of 1994.

NET LOSS. A net loss of $772,000, or 25.8 percent of revenues, for the first six months of 1995, compares to net income of $10,000, or 0.1 percent of revenues, for the first six months of 1994.

                        Financial Position and Liquidity
                        --------------------------------


During the first half of 1995 the Company's wholly-owned operating subsidiary King Press Corporation was supported by a secured $3,850,000 line of credit that expired June 30, 1995. The line of credit was renewed effective June 30, 1995, for a 7-month period ending January 31, 1996. The loan agreement pertaining to the new revolving line of credit includes restrictions on indebtedness, liens, and the disposal of assets; requires that certain financial ratios be maintained; and reduces the principal amount available under the line of credit to $2,950,000 in even monthly increments over the term of the line of credit.
At June 30, 1995, King Press Corporation had $3,497,000 outstanding under the line of credit and was in compliance with all financial covenants.

The Company's liquidity in the first six months of 1995 has been adversely affected by low order entry rates in the fourth quarter of 1994 and the first quarter 1995 (See Results of Operations). The Company estimates that the King Press Corporation line of credit will be sufficient to meet working capital requirements through January 31, 1996, but is seeking alternative sources of increased working capital. One alternative being pursued to increase working capital is a restructuring of the line of credit to include a new lender to extend credit secured by the Company's assets in conjunction with its present lender. There can be no assurance that the Company will be successful in securing such a refinancing.

Page 10 of 13 sequentially numbered pages.

The Company has reduced manpower levels consistent with existing contract commitments and reduced all discretionary spending, including capital expenditures, to conserve working capital. Additional cost reduction steps will be taken to maintain the viability of the Company in the event that working capital required to maintain the Company's normal operations is not available.

Backlog at June 30, 1995, totalled approximately $3,391,000 compared to approximately $1,351,000 at December 31, 1994.

Page 11 of 13 sequentially numbered pages.

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

          Not Applicable.

Item 3.   Defaults upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Shareholders was held on June 23, 1995. One proposal was acted on at the Meeting:

                             Election of Directors
                             ---------------------

          The result of the vote to elect six directors for a one year term was as follows:

          Director              Votes For  Votes Against
          --------              ---------  -------------
          Simon Bonnier         4,160,842         27,581
          James K. Feeney       4,162,842         25,581
          Robert S. Hamilton    4,162,235         26,188
          Evans Kostas          4,159,653         28,770
          Ole B. Rygh           4,162,842         25,581
          Reinhart Siewert      4,162,842         25,581

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not Applicable

Page 12 of 13 sequentially numbered pages.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PUBLISHERS EQUIPMENT CORPORATION


August 8 , 1995                     By: /s/ Roger R. Baier
                                        -------------------------------
                                        Roger R. Baier
                                        Vice President Finance &
                                        Treasurer
                                        (Principal Financial Officer)

Page 13 of 13 sequentially numbered pages.