Form 10QSB
period 1995-09-30
PUBLISHERS EQUIPMENT CORP
filed 1995-11-08
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1995.

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


Number of shares outstanding of the issuer's common stock as of November 7, 1995, 5,176,651 shares of common stock, no par value.


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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 1995, are not necessarily indicative of results of operations for the entire year.



Page 2 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

                                                      September 30,
                                                          1995
-------------------------------------------------------------------
                  ASSETS
                  ------
Cash and cash equivalents.......................        $      90
Accounts receivable.............................              832
Inventories.....................................            8,674
Other current assets............................              188
                                                        ---------
  Total current assets..........................            9,784

Property, plant and equipment, net..............            1,366
                                                        ---------

TOTAL ASSETS....................................        $  11,150
                                                        =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Accounts payable and accrued liabilities........        $   1,789
Accrued warranty expense........................              158
Customer deposits...............................            1,692
Current portion of long-term debt...............            3,397
                                                        ---------
  Total current liabilities.....................            7,036

Convertible subordinated note...................            1,000
Other liabilities...............................              190

Shareholders' equity:
  Preferred stock...............................              500
  Common stock..................................           18,815
  Treasury stock................................             (168)
  Retained deficit..............................          (16,223)
                                                        ---------
    Total shareholders' equity..................            2,924
                                                        ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....        $  11,150
                                                        =========

      See accompanying notes.


  Page 3 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                       1995         1994         1995         1994
---------------------------------------------------------------------------------------------------
Revenues ........................................    $   1,727   $   2,111   $   4,721   $   9,310

Cost of revenues ................................        1,278       1,715       3,763       7,271
                                                     ---------   ---------   ---------   ---------
Gross profit ....................................          449         396         958       2,039

Selling, general and administrative expense .....          438         604       1,680       2,076
                                                     ---------   ---------   ---------   ---------

Operating income (loss) .........................           11        (208)       (722)        (37)

Interest expense ................................          (97)       (102)       (298)       (286)
Interest income .................................            6           9          14          11
Other income, net (Note 2) ......................            6           2         160          23
                                                     ---------   ---------   ---------   ---------

Loss before income taxes ........................          (74)       (299)       (846)       (289)

Provision for income taxes ......................         --          --          --          --
                                                     ---------   ---------   ---------   ---------

Net loss ........................................    $     (74)  $    (299)  $    (846)  $    (289)
                                                     =========   =========   =========   =========

Net loss per common share .......................    $   (0.01)  $   (0.06)  $   (0.16)  $   (0.06)
                                                     =========   =========   =========   =========

Weighted average common shares ..................    5,176,651   5,162,117   5,176,651   5,162,117


    See accompanying notes.


Page 4 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                               1995        1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss from operations.............................   $  (846)    $  (289)
 Adjustments to reconcile net loss to
     net cash used by operating activities:
       Depreciation and amortization....................       169         136
       Provision for losses on doubtful accounts........      (132)         23

Change in assets and liabilities:
       Decrease (increase) in accounts receivable.......       595          (6)
       Increase in inventories..........................      (870)       (788)
       Decrease (increase) in other current assets......        96         (51)
       Decrease (increase) in other assets..............        74         (43)
       Increase (decrease) in accounts payable and
          accrued liabilities...........................      (817)        736
       Increase in customer deposits....................     1,688         774
       Increase (decrease) in accrued warranty expense..      (220)         65
                                                           -------     -------
    Net cash provided by (used in) operations...........      (263)        557

Cash flows from investing activities:
       Retirements of property, plant & equipment.......         1        --
       Additions to property, plant and equipment.......       (13)       (110)
                                                           -------     -------
   Net cash used in investing activities................       (12)       (110)

Cash flow from financing activities:
     Total borrowings...................................     4,289       5,295
     Total repayments...................................    (3,937)     (5,298)
                                                           -------     -------
   Net cash provided by (used in) financing activities..       352          (3)

Net increase in cash and cash equivalents...............        77         444

Cash and cash equivalents at beginning of period........        13          10
                                                           -------     -------

Cash and cash equivalents at end of period..............   $    90     $   454
                                                           =======     =======

       See accompanying notes.


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

2. In January 1995, the Company sold common shares of KBA-Motter Corp. representing a 7.0 percent equity interest in this affiliated company for $150,000. As a result, at January 31, 1995, the Company had no equity interest in KBA-Motter Corp. The Company wrote off its investment in KBA-Motter Corp. at December 31, 1991.



Page 6 of 11 sequentially numbered pages.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                  OPERATIONS

                             Results of Operations
                             ---------------------


Three Months Ended September 30, 1995
-------------------------------------

REVENUES. Revenues of $1,727,000 for the third quarter of 1995 compare to $2,111,000 for the third quarter of 1994, a decrease of approximately 18 percent that reflects reductions in both domestic and foreign revenues. Revenues derived from sales to foreign customers decreased approximately 22 percent in the current quarter as a result of an equipment delivery that was rescheduled to the fourth quarter. Foreign sales accounted for approximately 61 percent of total revenues in the third quarter of 1995, compared to approximately 64 percent for the third quarter of 1994. The Company expects foreign revenues to remain a significant component of total revenues in 1995.

Revenues derived from the sales to domestic customers decreased approximately 11 percent in the third quarter of 1995 compared to the third quarter of 1994. The domestic markets for printing equipment are experiencing a slow recovery from one of the worst recessions ever experienced by the Company's industry. This recession began in 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the Company's customer base. The level of domestic advertising revenues as reported in the trade publications declined through 1992, began a slow turn around in 1993, and registered a clear increase in 1994. As printing demand has increased, newsprint demand has placed a strain on current papermill capacity and resulted in higher newsprint costs. Newsprint cost is the single largest component of a newspapers production expense, and the Company believes that increases in newsprint costs have caused equipment purchases to be deferred by domestic printers.

During the third quarter of 1995 the Company's order entry rate increased, including the booking of a significant order from a large domestic newspaper group for equipment to be delivered in the fourth quarter of 1995. The Company believes that there is pent-up demand for printing equipment in domestic markets that will be released with continued strength in printing demand and easing of newsprint costs.


Page 7 of 11 sequentially numbered pages.

GROSS PROFIT. Gross profit for the third quarter of 1995 of $449,000, or 26.0 percent of revenues, compares to $396,000, or 18.8 percent of revenues, for the third quarter of 1994. The improvement in gross profit in the current quarter reflects an adjustment to the Company's warranty reserve made to bring this reserve in line with the estimated requirement for equipment currently under warranty. The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship. An addition to the warranty reserve is made in connection with each sale of the Company's products. The warranty reserve of $158,000 at September 30, 1995, (See "Consolidated Balance Sheet") compares to $378,000 at December 31, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses of $438,000, or 25.4 percent of revenues, compare to $604,000, or 28.6 percent of revenues, for the third quarter of 1994. The reduction in selling, general and administrative expense in the current quarter is principally a result of cost reduction measures taken by the Company in response to lower business activity.

OTHER INCOME (EXPENSE). Interest expense of $97,000 for the third quarter of 1995 compares to $102,000 for the third quarter of 1994, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $6,000 for the third quarter of 1995 compares to $9,000 for the third quarter of 1994, and is attributable primarily to a trade note payable to King Press Corporation. Net other income of $6,000 for the third quarter of 1995 compares to net other income of $2,000 for the third quarter of 1994.

NET LOSS. A net loss of $74,000, or 4.3 percent of revenues, for the third quarter of 1995 compares to a net loss of $299,000, or 14.1 percent of revenues, for the third quarter of 1994.

Nine Months Ended September 30, 1995
------------------------------------

REVENUES. Revenues of $4,721,000 for the first nine months of 1995 compare to $9,310,000 for the first nine months of 1994, a decrease of approximately 49 percent. The reduction in revenues in the current period reflects decreases in both foreign and domestic sales. The Company attributes the reduction in domestic revenues, which declined 53 percent in the first nine months of 1995 compared to the first nine months of 1994, to increased newsprint costs. Revenues derived from sales to foreign customers, which accounted for approximately 54 percent of total revenues for the first nine months of 1995, decreased approximately 45 percent compared to the first nine months of 1994, when foreign sales accounted for approximately 50 percent of total revenues.



Page 8 of 11 sequentially numbered pages.

GROSS PROFIT.  Gross profit for the first nine months of 1995 of $958,000, or
20.3 percent of revenues, compares to $2,039,000, or 21.9 percent of revenues, for the first nine months of 1994. The reduction in gross profit expressed as a percent of revenues in the first nine months of 1995 compared to the year earlier period is primarily the result of less fixed cost coverage provided by the lower level of revenues in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,680,000, or 35.6 percent of revenues, for the first nine months of 1995 compares to $2,076,000, or 22.3 percent of revenues, for the first nine months of 1994. The reduction in selling, general and administrative expense for the first nine months of 1995 compared to the year earlier period is a result of a lower level of commissions paid on sales to foreign customers and the cost reduction measures taken by the Company in response to lower business activity.

OTHER INCOME (EXPENSE). Interest expense of $298,000 for the first nine months of 1995 compares to $286,000 for the first nine months of 1994, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $14,000 for the first nine months of 1995 compares to $11,000 for the first nine months of 1994, and is attributable primarily to a trade note payable to King Press Corporation. Net other income of $160,000 for the first nine months of 1995 compares to net other income of $23,000 for the first nine months of 1994. During the first quarter of 1995, the Company sold shares held in an affiliated Company (See "Note 2 of Notes to Consolidated Financial Statements".)

NET LOSS. A net loss of $846,000, or 17.9 percent of revenues, for the first nine months of 1995 compares to a net loss of $289,000, or 3.1 percent of revenues, for the first nine months of 1994.

                       Financial Position and Liquidity
                       --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,850,000 line of credit that expires January 31, 1996. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in even monthly increments from $3,850,000 at July 31, 1995, to $2,950,000 at January 1, 1996. At September 30, 1995, King
Press Corporation had $3,397,000 outstanding under the line of credit and was in compliance with all financial covenants.



Page 9 of 11 sequentially numbered pages.

The Company's liquidity in the first nine months of 1995 has been adversely affected by low order entry rates in the fourth quarter of 1994 and the first half of 1995 (See "Results of Operations"). The Company estimates that King Press Corporation line of credit will be sufficient to meet working capital requirements through January 31, 1996, but is seeking alternative sources of increased working capital.

The Company has maintained manpower levels consistent with contract commitments and tightly controlled all discretionary spending, including capital expenditures, to conserve working capital. Additional cost reduction steps will be taken to maintain viability of the Company in the event that working capital required to maintain the Company's normal operations is not available.

Backlog at September 30, 1995, totalled approximately $5,958,000 compared to approximately $3,391,000 at June 30, 1995 and $1,351,000 at December 31, 1994.



Page 10 of 11 sequentially numbered pages.

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

          Not Applicable

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not Applicable



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PUBLISHERS EQUIPMENT CORPORATION


November 7, 1995                    By: /s/ Roger R. Baier
                                        -------------------------------
                                        Roger R. Baier
                                        Vice President Finance &
                                        Treasurer
                                        (Principal Financial Officer)


Page 11 of 11 sequentially numbered pages.