Form 10KSB
period 1995-12-31
PUBLISHERS EQUIPMENT CORP
filed 1996-03-21
CIK 715414

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. (Fee required). For the fiscal year ended December 31, 1995.

 [_] Transition report under Section 13 or 15(d) of the Securities Act of
     1934. (No fee required).

                 For the transition period from      to     .

                       Commission file number: 0-11744.

                       PUBLISHERS EQUIPMENT CORPORATION
                (Name of Small Business Issuer In Its Charter)

                                                       75-1653425
               TEXAS                                 (I.R.S. Employer
   (State or Other Jurisdiction of                  Identification No.)
   Incorporation or Organization)


                                                          75248
16660 DALLAS PARKWAY, SUITE 1100, DALLAS, TX           (Zip code)
   (Address of principal executive
              offices)

                                (214) 931-2312
               (Issuer's Telephone Number, Including Area Code)

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                             ---------------------
                None                                               --

        SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                TITLE OF CLASS

                          Common Stock, No Par Value

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [_]

  The issuers revenues for the fiscal year ended December 31, 1995 were $7,428,033.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 18, 1996, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $1,246,000.

  Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 18, 1996.

        TITLE OF EACH CLASS OF COMMON STOCK               NUMBER OUTSTANDING
        -----------------------------------               ------------------
        Common Stock, No Par Value                             5,191,185

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of the issuer to be held during 1996 are incorporated hereby by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PUBLISHERS EQUIPMENT CORPORATION

                  INDEX TO THE DECEMBER 31, 1995 FORM 10-KSB

                                                                      Page
                                                                      ----
                                    PART I

[S]        [C]                                                         [C]
Item 1.    Business................................................     3

Item 2.    Properties..............................................     5

Item 3.    Legal Proceedings.......................................     6

Item 4.    Submission of Matters to a Vote of
           Security Holders........................................     6

                                    PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.........................     6

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations...........................................     7

Item 7.    Financial Statements and Supplementary
           Data....................................................    11

Item 8.    Changes In and Disagreements with
           Accountants on Accounting and
           Financial Disclosure....................................    25

                                    PART III

Item 9.    Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.......................    25

Item 10.   Executive Compensation..................................    25

Item 11.   Security Ownership of Certain
           Beneficial Owners and Management........................    25

Item 12.   Certain Relationships and Related
           Transactions............................................    26

Item 13.   Exhibits, Lists and Reports on
           Form 8-K................................................    26

                                     PART I

Item 1.  Business
         --------

                                    General

Publishers Equipment Corporation (the "Company") serves the single-width newspaper, commercial and semi-commercial printing markets through its wholly-owned subsidiary, King Press Corporation ("King Press"). King Press, acquired by the Company in 1984, manufactures and markets single-width web offset presses worldwide and has been an active force in the market since the early 1960's. Single-width printing equipment prints two newspaper pages across at one time and is generally utilized by daily, weekly, and bi-weekly newspapers, as well as by commercial and semi-commercial printers. The markets for single-width equipment consist of a large number of individual equipment users that produce a wide variety of products that includes newspapers, flyers, inserts, brochures and catalogs.

Until the mid-1960's, publishers and printers in the United States utilized equipment employing the "letterpress" printing process. During the 1960's, many newspapers replaced their letterpress equipment with "offset" printing equipment because of its capability to produce sharper images and better quality color, qualities important to advertisers who provide a newspaper's principal source of revenue. The transition to offset presses occurred rapidly in the single-width newspaper industry due to a relatively low capital investment in existing letterpresses and a less demanding operating environment. Today, the vast majority of single-width equipment in production worldwide by publishers and printers employs the offset printing process. Suppliers of single-width web offset equipment, including the Company, have continued to make equipment improvements that enhance speed, productivity and color capabilities in response to the demands of a changing mix of equipment users and their changing equipment needs.

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (214) 931-2312. As of December 31, 1995, the Company employed 110 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a five-year contract that expires November 20, 2000. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                       Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 1995, the Company derived approximately one-third of its revenues from expanded sales of its cost effective newspaper press equipment in South America. During 1994, the Company entered the People's Republic of China by engaging a Chinese dealer organization to conduct sales of the Company's equipment throughout China. This relationship resulted in the Company's first sales of its equipment in the People's Republic of China in 1994. (See Item 6. Results of Operations. Revenues.) In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi-commercial printers. During 1995, one customer accounted for approximately 19 percent of the Company's revenues. During 1994, three customers together accounted for more than 33 percent of the Company's revenues.

                             Equipment and Services

The Company's line of single-width offset equipment products meet the needs of printers and publishers ranging from cost effective presses for newspaper production to heatset equipment that meets the high quality requirements of commercial printers.

     Product                                  Application
     -------                                  -----------
     News King Printing Press                 Newspaper, Small
     and Add-On Units

     Litho King Printing Press                Newspaper, Small
     and Add-On Units                         and Mid-Size

     Color King Printing Press                Newspaper; Semi-
     and Add-On Units                         Commercial, Heatset
                                              and Non-Heatset

     Process King Printing Press              Commercial, Heatset
     and Add-On Units                         and Non-Heatset

     Media King Printing Press                Newspaper, Mid-Size;
     and Add-On Units                         Semi-Commercial, Heatset
                                              and Non-Heatset

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers. Because of the complex nature of printing presses, the Company's contracts provide for a continuing involvement with its customers' operations following the completion of a project in order to assure that the performance of the equipment meets both contractual obligations and customer requirements. During 1995, approximately $235,000 was charged to operations for warranty costs, compared to approximately $503,000 charged to operations for warranty costs in 1994.

                              Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1994 and 1995, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the People's Republic of China. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

The Company, in addition, conducts research and development activities in connection with customer contracts for new and improved equipment, with the cost of these activities included in the contract price. Currently, research and development activities are directed towards new single-width equipment products that will complement the Company's current products and services, as well as improvements to the Company's current product lines.

During 1995, the Company spent approximately $79,000 on research and development activities not connected with customer contracts. During 1994, the Company spent approximately $160,000 on such research and development activities.

                                  Competition

King Press' operations compete on a worldwide basis, principally with U.S. based Harris Graphics of Harris-Heidelberg, the Graphic Systems Division of Rockwell International Corporation and MAN Roland, Inc. The Company believes its single-width presses provide a price/performance combination superior to its competitors.

Item 2.  Properties
         ----------

The Company leases 1,925 square feet for its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas, which is used for its corporate management offices. The lease on this office expires in 1996, at which time the Company expects to negotiate a renewal of the lease.

The Company owns a 137,000 square foot office and manufacturing facility in Joplin, Missouri, which is used as the principal offices of King Press.

Item 3.  Legal Proceedings
         -----------------

The Company has from time to time become involved in various claims and lawsuits incidental to their businesses. In the opinion of management of the Company, any ultimate liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          -------------------------------------------------
          Stockholder Matters
          -------------------

The Company's common stock has traded on the Nasdaq Stock Market under the symbol PECN since January 7, 1986 and prior to that time in the over-the-counter market. The following table sets forth the range of the daily high and low sales prices for the common stock, as reported by the National Association of Securities Dealers, Inc. through NASDAQ for all periods after January 1, 1993.

                                        Stock
                                 -------------------
                                 High           Low
                                 ----           ---
1994
     First Quarter.............    5/8          7/16
     Second Quarter............   7/16          3/16
     Third Quarter.............   9/32          7/32
     Fourth Quarter............    5/8           1/2

1995
     First Quarter.............    5/8          5/16
     Second Quarter............   7/16          1/16
     Third Quarter.............   5/16          7/32
     Fourth Quarter............   5/16           1/8

1996
     First Quarter.............    1/4          0.16
     (Through March 18, 1996)

As of March 18, 1996, there were approximately 444 record holders of the Company's common stock.

The Company has not paid any dividends on its common stock since its inception. Periodically, the Company will consider the payment of dividends in light of the Company's earnings, capital requirements, financial condition and other factors, but there is no assurance that the Company will decide to pay dividends in the future. The loan agreement pertaining to the Company's revolving line of credit includes restrictions on the payment of dividends.

Item 6.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

                        Financial Position and Liquidity

King Press was supported in 1995 by a secured $3,850,000 working capital line of credit that expired January 31, 1996. The loan agreement pertaining to the line of credit included restrictions on indebtedness, liens and the disposal of assets; required that certain financial ratios be maintained; and reduced the principal amount available under the line of credit in even monthly increments from $3,850,000 at July 31, 1995, to $2,950,000 at January 1, 1996. At December
31, 1995, King Press had $2,702,000 outstanding under the revolving credit line, and was in default of provisions of the loan agreement pertaining to certain financial ratios. The lender agreed to waive default under those provisions at December 31, 1995.

The King Press working capital revolving line of credit was renewed effective March 1, 1996, in the amount of $3,050,000, with an expiration date of March 31, 1997. The loan agreement pertaining to the new line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in quarterly increments from $3,050,000 at April 30, 1996, to $2,700,000 at February 1, 1997.

It is the Company's intention to restructure its line of credit at its maturity in March 1997 to increase the principal amount available under the line. The Company will pursue the restructuring of its line of credit during 1996, but there can be no assurances that such a restructuring will occur. If the Company is not successful in securing a new line of credit before the March 31, 1997 maturity date of its present line of credit, the Company will ask the lender to extend the present line of credit.

The Company's liquidity in 1995 was adversely affected by low order entry rates for both foreign and domestic customers in the fourth quarter of 1994 and during 1995 (See Item 6. Results of Operations Revenues). Certain actions available to the Company to increase working capital in 1995 were taken. The Company received $150,000 from the sale of shares held in an affiliated company (See
Note 3 of Notes to Consolidated Financial Statements), and made reductions in manpower levels consistent with existing contract commitments. In addition, discretionary spending, including capital expenditures, was reduced in 1995.

The Company's liquidity entering 1996 is significantly improved from its position entering 1995 because of increased backlog which totalled approximately $6,098,000 at December 31, 1995, compared to approximately $1,351,000 at December 31, 1994. The Company believes that the existing line of credit will be sufficient to meet working capital needs in 1996. However, the Company will continue to take steps available to it to conserve working capital in 1996. The Company reached an agreement for a one-year extension to December 1997 of the maturity of it's $1.0 million Convertible Subordinated Note (See Note 6 of Notes to Consolidated Financial Statements).


                             Results of Operations

Revenues.  Revenues of $7,428,000 for 1995 compares to $14,732,000 for 1994, a
---------
decrease of approximately 50 percent. The decrease in revenues in 1995 is a result of lower sales to both domestic and foreign customers. Revenues derived from sales to domestic customers decreased approximately 59 percent in 1995, reflecting continued slow conditions in domestic markets for printing equipment and the split shipment in December 1995 and January 1996 of a large order for Gannett Company, a leading newspaper group. This equipment, which was originally scheduled for delivery in the fourth quarter of 1995 in a multi-press arrangement, will provide versatile printing capability for color circulars, inserts and other newspaper products to supplement Gannett Company's large press capabilities. The Company believes that this application of its single-width press equipment to supplement large newspaper press equipment represents a very important new business opportunity for the Company. In recent years, the business mix of major newspapers has included an increasing content of short press run items such as circulars and inserts. These short-run products are produced more cost effectively, with less waste, on single-width press equipment such as the Company supplied to Gannett Company. The equipment delivered to Gannett Company had a successful start-up in February 1996 and was placed in production immediately thereafter.

The use of single-width equipment to supplement large newspaper press room equipment is a positive development in domestic printing equipment markets which have begun a slow and irregular recovery from one of the worst recessions ever experienced by the industry. This recession began in 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the industry's customer base. The reduction in domestic advertising expenditures that began in 1990 was made in response to uncertainties in the U.S. economy, and this decline continued through 1992. In 1993, the trend in domestic advertising expenditures began to show signs of a slow turn-around, and in 1994 registered a clear increase, as reported in trade publications. These improved market conditions continued in 1995, but press orders were affected by the normal lag time of equipment expenditures behind increases in printing demand. In addition, many potential purchasers adopted a cautious approach to equipment purchase decisions as the strength of the recovery in print demand and the effect of increasing newsprint costs were assessed. Newsprint cost is the single largest component of a newspapers production expense. As advertising levels increased, newsprint demand grew to absorb paper mill capacity, resulting in higher newsprint costs. To a lesser extent, domestic sales activity has been affected by the absorption of over capacity in certain market segments.

In early 1996, there are indications of an easing of newsprint costs. This development, if sustained, in combination with recent reductions in interest rates will create a more favorable environment in domestic printing equipment markets. The Company believes that there is pent-up demand for printing equipment in domestic markets. The successful startup of the Company's equipment at Gannett Offset will provide an important showcase for the Company's products as domestic market conditions improve.

Revenues derived from sales to foreign customers, which accounted for approximately 60 percent of total revenues in 1995, decreased approximately 40 percent in 1995 compared to 1994, when foreign sales accounted for approximately 50 percent of total revenues. The Company attributes the reduction in foreign revenues in 1995 primarily to delays in the awarding of contracts by prospective equipment purchasers. These delays, which the Company believes have affected all equipment suppliers, are produced by a variety of factors that include economic uncertainties affecting print demand and financing availability, selection of equipment supplier under very competitive conditions and, in some cases, the privatization of related assets by governmental bodies.

In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Bloc countries. In January 1996, the Company was successful in booking a large order for combined newspaper and commercial press equipment for delivery to a Middle East customer in the fourth quarter of 1996. Newspapers in many foreign markets are increasing the glossy, heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development in foreign markets offers a significant business opportunity for its cost effective newspaper and commercial press equipment which can be sold separately or in combination. In 1995, the Company introduced the Commercial 2000 press package, a complete newspaper/commercial press consisting of its Color King and News King printing units. The Commercial 2000 press package is offered to both foreign and domestic sales prospects.

The large Middle East order booked in January 1996 was followed in February 1996 by a press order from a customer in the Netherlands and a commitment for a significant press order from a second sales prospect in the Middle East. During 1995, the Company derived approximately one-third of its revenues from expanded sales of its cost effective newspaper press equipment in South America. During 1994, King Press shipped press orders into the Russian Republic, Thailand, and the People's Republic of China. These orders join other installations of the Company's equipment in key growth markets and provide important showcases for other prospective purchasers of the Company's equipment.

The recession in domestic printing equipment markets has resulted in an industry restructuring that has included business consolidations, failures and the down-sizing of operations to match capacity with demand. The Company's operations have been scaled back consistent with meeting contract commitments and providing support for its worldwide equipment installations. This action, together with the institution of other cost containment measures, have enabled the Company to manage through the difficult period of 1990 through 1994 while maintaining its overall competitiveness.

With backlog in excess of $6.0 million entering 1996 plus contracts booked in early 1996, and additional contract bookings anticipated during the year, the Company will generate significantly more revenues in 1996 than were generated in 1995. Profit margins on contracts to be delivered in 1996 will continue to be adversely affected by competitive pricing pressures and certain strategic pricing concessions; however, the opportunity exists for profitable operations by the Company for the year.

The adverse market conditions of the last four years has not only affected equipment suppliers, but also many in the Company's customer base whose financial strength has been weakened as printing demand declined. Increasingly, the Company's sales efforts have become dependent upon its ability to provide assistance in arranging equipment financing for both domestic and foreign customers. In the case of domestic customers, this assistance generally involves a coordination of activities with third party leasing companies. For foreign customers, this assistance comes from the ability of the Company to arrange third party financing through such institutions as the Export-Import Bank of the United States. Such international financial arrangements are complex, involving both foreign and domestic banks, and often impede equipment delivery schedules.

Gross Profit.  Gross profit of $1,964,000, or 26.4 percent of revenues, for 1995
-------------
compares to $3,142,000, or 21.3 percent of revenues, for 1994. The improvement in gross profit expressed as a percent of revenues in 1995 is the result of more favorable profit margins on contracts and adjustments to the Company's warranty reserve to bring this reserve in line with the estimated liability for equipment under warranty at year end.

The improvement in contract profit margins in 1995 was made in spite of competitive pricing conditions that continue to place great pressure on profit margins. The competition for equipment orders during the period of slow market activity has been marked by increased pricing pressures as some of the Company's competitors have used substantial discounting to secure business. The Company has generally declined to enter into contracts with pricing that does not permit it to cover its costs, in the belief that selling products below cost is not healthy for the Company or the industry.

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship. An addition to the warranty reserve is made in connection with each sale of the Company's products and is evaluated at year end. During 1995, reductions to the Company's warranty reserve of approximately $336,000 were made to bring this reserve in line with the estimated liability for equipment under warranty at year end. The warranty reserve of $124,000 at December 31, 1995 (See Consolidated Balance Sheet) compares to $378,000 at December 31, 1994.

Selling, General and Administrative Expense.  Selling, general and
--------------------------------------------
administrative expense of $2,449,000, or 33.0 percent of revenues for 1995 compares to $2,726,000, or 18.5 percent of revenues, for 1994. The reduction in selling, general and administrative expense in 1995 is a result of the Company's continuing cost reduction and cost containment efforts.

Other Income (Expense).  Interest expense of $383,000 for 1995 compares to
-----------------------
$393,000 for 1994, reflecting a lower level of borrowing by King Press under its working capital revolving line of credit in 1995. Interest income of $16,000 in 1995 compares to $15,000 in 1994, and is derived from short term money market investments. Net other income of $105,000 for 1995 compares to net other income of $31,000 in 1994. During the first quarter of 1995, the Company sold shares held in an affiliated company for $150,000 (See Note 3 of Notes to Consolidated Financial Statements).

Provision For Taxes.  There was no provision required for federal or state
--------------------
income taxes in 1995 or 1994. (See Note 9 of Notes to Consolidated Financial Statements).

Item 7.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Consolidated Financial Statements
          and Financial Statement Schedules:                    Page
                                                                ----
          Report of Independent Public Accountants..........     12

          Consolidated Balance Sheet as of
            December 31, 1995...............................     13

          Consolidated Statements of Operations -
            two years in the period ended
            December 31, 1995...............................     14

          Consolidated Statements of Shareholders'
            Equity - two years in the period
            ended December 31, 1995.........................     15

          Consolidated Statements of Cash Flows -
            two years in the period ended
            December 31, 1995...............................     16

          Notes to Consolidated Financial
            Statements......................................     17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Publishers Equipment Corporation:


We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation as of December 31, 1995, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 5, 1996

                       PUBLISHERS EQUIPMENT CORPORATION
--------------------------------------------------------------------------------
  CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                              December 31,
                                                                                                  1995
--------------------------------------------------------------------------------------------------------------
    ASSETS
    ------
      Current assets:
        Cash and cash equivalents...........................................                $       91,097
        Trade accounts receivable (net of allowance for
          doubtful accounts of $18,818).....................................                       814,407
        Inventories (Note 4)................................................                     9,343,197
        Prepaid expenses and other current assets...........................                       146,881
                                                                                             ---------------
          Total current assets..............................................                    10,395,582
                                                                                             ---------------
      Property, plant and equipment, at cost (Note 6):
        Land................................................................                        30,138
        Building............................................................                     1,516,583
        Transportation equipment............................................                        47,768
        Furniture and fixtures..............................................                       756,779
        Machinery and tools.................................................                     1,572,081
                                                                                             ---------------
                                                                                                 3,923,349
        Less accumulated depreciation.......................................                     2,598,814
                                                                                             ---------------
          Net property, plant and equipment.................................                     1,324,535
                                                                                             ---------------
                                                                                            $   11,720,117
                                                                                             ===============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
      Current liabilities:
        Trade accounts payable..............................................                $    1,426,741
        Accrued liabilities.................................................                     1,021,983
        Accrued warranty expense (Note 5)...................................                       123,578
        Customer deposits...................................................                     2,234,220
        Current portion of long term debt (Note 6)..........................                         2,920
                                                                                             ---------------
          Total current liabilities.........................................                     4,809,442
                                                                                             ---------------
      Long term debt (Note 6)...............................................                     3,703,084
      Other liabilities.....................................................                       184,504
      Contingencies and commitments (Notes 7 and 8)
      Shareholders' equity (Notes 10 and 11):
        Preferred stock, no par value; 1,000,000 shares authorized;
          Series A convertible preferred stock, 250,000 shares
          authorized, 72,670 issued in 1995,
          liquidation value of $6.88 per share (Note 10)....................                       500,000
        Common stock, no par value; 9,000,000 shares authorized
          5,222,365 issued in 1995..........................................                    18,814,871
        Treasury stock, 45,714 shares at cost...............................                      (168,496)
        Retained deficit....................................................                   (16,123,288)
                                                                                             ---------------
          Total shareholders' equity........................................                     3,023,087
                                                                                             ---------------
                                                                                            $   11,720,117
                                                                                             ===============
              See accompanying notes.
--------------------------------------------------------------------------------------------------------------

                       PUBLISHERS EQUIPMENT CORPORATION

------------------------------------------------------------------------------------------------------
  CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------
                                                                     Years ended December 31,
                                                                   1995                    1994
------------------------------------------------------------------------------------------------------
    Revenues (Notes 13 and 14) ....................            $   7,428,033           $  14,731,930

    Cost of revenues ..............................                5,464,322              11,589,976
                                                                  -----------            ------------

    Gross profit ..................................                1,963,711               3,141,954

    Selling, general and administrative
      expenses (Note 12) ..........................                2,448,853               2,725,589
                                                                  -----------            ------------

    Operating profit (loss) .......................                 (485,142)                416,365

    Other income (expense):
      Interest expense ............................                 (382,906)               (393,291)
      Interest income .............................                   15,553                  14,744
      Other income, net (Note 3) ..................                  105,307                  31,058
                                                                  -----------            ------------

    Income (loss) before income taxes .............                 (747,188)                 68,876

    Provision for income taxes (Note 9) ...........                     --                      --
                                                                  -----------            ------------
    Net income (loss) .............................            $    (747,188)          $      68,876
                                                                  ===========            ============

    Net income (loss) per common share.............            $       (0.14)          $        0.01

    Weighted average common shares ................                5,176,651               5,162,117












          See accompanying notes.
------------------------------------------------------------------------------------------------------

                       PUBLISHERS EQUIPMENT CORPORATION

---------------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
                                              Years ended December 31, 1994 and 1995
---------------------------------------------------------------------------------------------------------------------
                                                     Series A
                                                    Convertible
                                                  Preferred Stock                            Common Stock
                                                  ---------------                            ------------
                                             Shares             Amount              Shares                Amount
                                             ------             ------              ------                ------

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1993............   101,738          $  700,000           5,193,297         $  18,614,871
    Issuance of shares upon conversion
      of preferred stock (Note 10)........   (14,534)           (100,000)             14,534               100,000
    Net profit............................       --                  --                  --                    --

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1994............    87,204             600,000           5,207,831            18,714,871
    Issuance of shares upon conversion
      of preferred stock (Note 10)........   (14,534)           (100,000)             14,534               100,000
    Net loss..............................       --                  --                  --                    --

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1995............    72,670          $  500,000           5,222,365         $  18,814,871
                                             ========           =========         ===========          ============

                                                  Treasury Stock
                                                  --------------
                                              Shares             Amount        Retained Deficit           Total
                                              ------             ------        ----------------           -----

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1993............    45,714          $ (168,496)      $ (15,444,976)        $   3,701,399
    Issuance of shares upon conversion
      of preferred stock (Note 10)........       --                  --                  --                    --
    Net profit............................       --                  --               68,876                68,876

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1994............    45,714            (168,496)        (15,376,100)            3,770,275
    Issuance of shares upon conversion
      of preferred stock (Note 10)........       --                  --                  --                    --
    Net loss..............................       --                  --             (747,188)             (747,188)

---------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1995............    45,714          $ (168,496)      $ (16,123,288)        $   3,023,087
                                             ========          ==========       =============          ============



See accompanying notes.
---------------------------------------------------------------------------------------------------------------------

                       PUBLISHERS EQUIPMENT CORPORATION

-------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                  Years ended December 31,
                                                                                 1995                 1994
-------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
      Net income (loss).............................................     $     (747,188)      $       68,876
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization.............................            224,175              180,060
          Provision for losses on doubtful accounts.................           (189,008)              15,764
      Change in assets and liabilities:
          Decrease (increase) in accounts receivable................            668,769             (316,943)
          Increase in inventories...................................         (1,539,013)             (90,344)
          Decrease (increase) in other current assets...............            136,789             (111,366)
          Decrease (increase) in other assets.......................             74,349              (42,848)
          Increase (decrease) in accounts payable
            and accrued liabilities.................................           (162,066)             659,366
          Increase (decrease) in accrued warranty expense...........           (253,892)             109,310
          Increase (decrease) in customer deposits..................          2,234,220               (4,279)
                                                                            ------------         ------------
      Net cash provided by (used in) operations.....................            447,135              467,596

    Cash flows from investing activities:
      Net retirements of property, plant and equipment..............              1,378                 --
      Additions to property, plant and equipment....................            (26,552)            (110,246)
                                                                            ------------         ------------
      Net cash used by investing activities.........................            (25,174)            (110,246)

    Cash flows from financing activities:
      Total borrowings..............................................          5,880,000            7,939,358
      Total repayments..............................................         (6,223,743)          (8,294,095)
                                                                            ------------         ------------
      Net cash used in financing activities.........................           (343,743)            (354,737)
                                                                            ------------         ------------
    Net increase in cash and cash equivalents.......................             78,218                2,613
    Cash and cash equivalents at beginning of period................             12,879               10,266
                                                                            ------------         ------------
    Cash and cash equivalents at end of period......................     $       91,097       $       12,879
                                                                            ============         ============










         See accompanying notes.
-------------------------------------------------------------------------------------------------------------------

                        PUBLISHERS EQUIPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

Publishers Equipment Corporation (the "Company") is a multinational manufacturer of single-width newspaper, commercial and semi-commercial printing presses. The Company markets it's products through it's wholly-owned subsidiary, King Press Corporation ("King Press"). King Press was acquired by the Company in 1984 and has served printing equipment markets since the early 1960's. Presses are sold primarily to small newspapers as well as commercial and semi-commercial printers and publishers located throughout the world.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The Consolidated Financial Statements of the Company include the accounts of Publishers Equipment Corporation and King Press Corporation. All significant intercompany transactions are eliminated.

Revenue Recognition - Revenues from sales of manufactured presses and parts are recognized when shipped.

Accounts Receivable - A majority of the Company's accounts receivable are due from companies in the printing industry. Credit is extended based on evaluation of the customer's financial condition and generally, collateral is not required. Credit losses have historically been within management's expectations.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Depreciation - Depreciation is determined for financial reporting by the straight-line method using the following estimated useful lives:

     Building                                     30 years
     Transportation equipment                      3 years
     Furniture and fixtures                  3 to 10 years
     Machinery and tools                     2 to 20 years

For income tax purposes, depreciation is determined by accelerated methods.

Research and Development Costs - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 1995 and 1994, research and development costs aggregated approximately $79,000 and $160,000, respectively.

                        PUBLISHERS EQUIPMENT CORPORATION

Income Taxes - Deferred income taxes are provided for differences in the recognition of income and expenses for financial statement and tax purposes (See
Note 8).

Earnings Per Share - Earnings per share is based upon the weighted average number of common shares outstanding. The effects of the Company's common stock equivalents, convertible debentures and preferred stock were anti-dilutive in 1995 and insignificant in 1994, and were therefore excluded from the calculation of earnings per share for both 1995 and 1994.

Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less and certificates of deposit to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  INVESTMENT IN AFFILIATE

At December 31, 1994, the Company had a 7.0 percent equity interest in KBA-Motter Corp. In January 1995, the Company sold the common shares of KBA-Motter Corp. representing its 7.0 percent equity interest for $150,000, which amount is reflected in "Other income, net" in the accompanying Consolidated Statements of Operations. As a result, at December 31, 1995, the Company had no equity interest in this affiliated company. The Company wrote off its investment in KBA-Motter Corp. in 1991.

Beginning July 1, 1991, the Company accounted for its investment in KBA-Motter Corp. by the Cost Method. During 1995 and 1994 there were no material transactions between the Company and KBA-Motter Corp.

                        PUBLISHERS EQUIPMENT CORPORATION

4.  INVENTORIES
                                         Year ended
                                        December 31,
                                            1995
----------------------------------------------------------------
     Raw materials................      $   94,669
     Work-in process..............         795,281
     Finished goods...............       8,319,709
     Used presses.................         546,763
                                         ---------
                                         9,756,422
     Less inventory reserves              (413,225)
                                         ---------
                                        $9,343,197
                                         =========

5.  WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense was approximately $235,000 in 1995 and $503,000 in 1994, and is included in cost of revenues in the accompanying Consolidated Statements of Operations. During 1995, reductions to the Company's warranty reserve of approximately $336,000 were made to bring this reserve in line with the estimated liability for equipment under warranty at year end (See Consolidated Balance Sheet).

6.  DEBT
                                                  Year ended
                                                 December 31,
                                                     1995
---------------------------------------------------------------
     Amounts outstanding under
      the King Press bank revolving line
      of credit, interest at prime plus
      1.5% (10.0% at December 31, 1995)
      due March 1997, secured by all real
      and personal property of King Press....    $2,702,000

                        PUBLISHERS EQUIPMENT CORPORATION

     Subordinated note, convertible into common stock
      at $7.50 per share (subject to anti-dilution
      provisions), interest at 0% in 1995 and
      German Prime rate in 1996 and 1997,
      due December 1997, unsecured...........    1,000,000

     Other...................................        4,004
                                                 ---------
                                                 3,706,004
     Less current maturities.................        2,920
                                                 ---------
                                                $3,703,084
                                                 =========

Maturities of long term debt are as follows:

1996.........................................   $    2,920
1997.........................................    3,703,084
1998.........................................         --
1999.........................................         --
2000.........................................         --
Thereafter...................................         --
                                                 ---------
                                                $3,706,004
                                                 ==========

At December 31, 1995, King Press may borrow up to $3,100,000 at the U.S. Prime rate of interest plus 1.5 percent under a revolving credit line expiring March 6, 1996. At December 31, 1995, King Press had $2,702,000 outstanding under the revolving credit line. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At December 31, 1995, the Company was in default of provisions of the line of credit pertaining to certain financial ratios. The lender has agreed to waive the default under those provisions through December 31, 1995.

The line of credit was renewed in the amount of $3,050,000 with a maturity date of March 31, 1997, in a loan agreement dated March 1, 1996. The loan agreement pertaining to the new line of credit includes restrictions on indebtedness, liens, disposal of assets, requires that certain financial ratios be maintained and requires that the principal amount available under the line of credit be reduced in quarterly increments from $3,050,000 at April 30, 1996 to $2,700,000 at February 1, 1997. King Press is in compliance with the provisions of the March 1, 1996 loan agreement.

The Company paid interest of approximately $424,000 in 1995 and $381,000 in 1994.

                        PUBLISHERS EQUIPMENT CORPORATION

7.   COMMITMENTS

At December 31, 1995, commitments for lease payments under noncancelable operating leases totalled $25,000, all of which is due in 1996.

Lease expense totalled approximately $33,000 for both years ended December 31, 1995 and 1994.


8.  CONTINGENCIES

The Company has from time to time become involved in various claims and lawsuits incidental to its business. In the opinion of management, any liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.


9.  INCOME TAXES

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. The adoption of SFAS No. 109 had no effect on the financial statements.

The Company had no provision for Federal or state income taxes for 1995 or 1994. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

                                              1995      1994
                                             ------    ------
U.S. Federal statutory rate (benefit)         (34%)      34%
Loss producing no current tax benefit          34%      (34%)
                                             ------    ------
                                                0%        0%
                                               ===       ===

                        PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1995, the Company had deferred tax liabilities of $254,000, deferred tax assets of $6,516,000 and a valuation allowance of $6,262,000. The principal temporary differences included above are long term capital loss carryforwards ($2,581,000), net operating loss carryforwards ($2,240,000), general business credits ($690,000), uniform inventory cost capitalization ($378,000), depreciation ($220,000) and accruals ($913,000).

The Company has long term capital loss carryforwards for U.S. tax purposes of $7,592,000, net operating loss carryforwards of $6,588,000 and general business credit carryforwards of $690,000. The long term capital loss carryforwards, the tax loss carryforward and general business credit carryforwards expire beginning in 2001, 2006 and 1996, respectively.


10.  PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value, to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992, 1993, 1994, 1995 and 1996, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has reserved 72,670 common shares for issuance upon conversion of the outstanding Series A shares.

11.   STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $1.00 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

                        PUBLISHERS EQUIPMENT CORPORATION

A summary of option transactions in 1994 and 1995 follows:

                                 Options    Total Option
                                 (Shares)       Price
---------------------------------------------------------
Outstanding at
  December 31, 1993...........    254,742      $ 259,805

Granted.......................    143,750        143,750
Cancelled.....................    (11,000)       (11,000)
Exercised.....................        --             --
                                ---------      ---------
Outstanding at
  December 31, 1994...........    387,492      $ 392,555

Granted.......................        --             --
Cancelled.....................   (213,242)      (213,242)
Exercised.....................        --             --

Outstanding at
  December 31, 1995...........    174,250      $ 179,313
                                ---------      ---------
Exercisable at end of 1995....    113,375

Common stock reserved for
  options at end of 1995......    280,725

Exercise price of options
  outstanding at end of 1995..  $   1.00 - $ 1.50


12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan available to the employees of the Company after six months of service. The plan provides for voluntary contributions from participating employees. A participant may elect to make contributions up to the maximum permissible amount (the lesser of $30,000 or 25% of the participant's annual compensation) on a before tax basis. The 401(k) plan allows the Company to make voluntary contributions to the accounts of participating employees. The Company made no contributions to the 401(k) plan for 1995 or 1994. The Company pays all fees and expenses incurred for administration of the 401(k) plan.

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. Contributions to the plans are funded currently. The costs of the pension plans were approximately $133,000 in 1995 and $164,000 in 1994.

                        PUBLISHERS EQUIPMENT CORPORATION

13.  EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $4,423,000 in 1995 and $7,322,000 in 1994.

14.  SIGNIFICANT CUSTOMERS

During 1995, one customer accounted for 19 percent of the Company's revenues. During 1994, three customers together accounted for more than 33 percent of the Company's revenues.

Item 8.   Changes In and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

Not applicable.


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          --------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------


                       Executive Officers Of The Company
                       ---------------------------------

Name                       Age             Present Position
----                       ---             ----------------
Evans Kostas                60            Chairman of the Board
                                          Chief Executive Officer
                                          and President

Roger R. Baier              53            Chief Financial Officer
                                          and Vice President
                                          Finance

Both of the Executive Officers of the Company have served in their present capacities for the Company for at least the past five years.

[The remaining information required by Part III, Items 9, 10, 11 and 12 are set forth in the Proxy Statement to be delivered to Shareholders in connection with the Company's Annual Meeting of Shareholders presently scheduled to be held on June 21, 1996, which information is incorporated herein by reference.]

Item 10.  Executive Compensation
          ----------------------

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------
          and Management
          --------------

The information concerning Security Ownership of Certain Beneficial Owners and Management is set forth in the Proxy Statement under the heading "Security Ownership of Management and Principal Shareholders", which information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information concerning Certain Relationships and Related Transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K
          ---------------------------------------

(a)  Exhibits.

     See Index to Exhibits.

(b)  Reports on Form 8-K.

     Not applicable.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLISHERS EQUIPMENT CORPORATION


By:/s/ Evans Kostas
   ____________________________                Date:  March 8, 1996
   Evans Kostas                                     -------------------
   Chairman of the Board,
   President and Chief Executive Officer


     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                         Date
---------                      -----                         ----

/s/ Evans Kostas          Chairman of the Board          March 8, 1996
_______________________   President and Chief            -------------
Evans Kostas              Executive Officer



/s/ Roger R. Baier        Vice President-Finance         March 8, 1996
_______________________   and Treasurer (Principal       -------------
Roger R. Baier            Financial and Accounting
                          Officer)


/s/ Simon Bonnier
_______________________   Director                       March 11, 1996
Simon Bonnier                                            --------------


/s/ James K. Feeney
_______________________   Director                       March 11, 1996
James K. Feeney                                          --------------


/s/ Robert S. Hamilton
_______________________   Director                       March 10, 1996
Robert S. Hamilton                                       --------------


/s/ Ole B. Rygh
_______________________   Director                       March 18, 1996
Ole B. Rygh                                              --------------


/s/ Reinhart Siewert
_______________________   Director                       March 11, 1996
Reinhart Siewert                                         --------------

                       PUBLISHERS EQUIPMENT CORPORATION

                               INDEX TO EXHIBITS

  Exhibit No.              Description                     Page
  -----------              -----------                     ----

     3.1          Articles of Incorporation of the
                  Company, together with Articles
                  of Amendment and Form of Amendment          *

     3.2          Articles of Amendment to Articles
                  of Incorporation of the Company,
                  filed with the Office of the Secre-
                  tary of State of Texas on June 2,
                  1988                                       **

     3.3          Certificate of Correction of
                  Articles of Incorporation of the
                  Company, filed with the Office of
                  the State of Texas on April 9, 1990       ***

     3.4          Amended and Restated Bylaws of the
                  Company                                   ***

    10.1          Loan Agreement, dated as of March
                  1, 1996, between the Company and
                  Mercantile Bank of Joplin, N.A.            30

    10.2          Promissory Note, dated as of March
                  1, 1996, between the Company and
                  Mercantile Bank of Joplin, N.A.            37

    10.3          Publishers Equipment Corporation
                  Stock Option Plan, as Amended             ***

    10.4          Purchase Agreement for 7%
                  Convertible Subordinated Notes
                  Due 1993, dated as of December
                  6, 1986, by and among the
                  Company, Windmoller & Holscher
                  and Koenig & Bauer AG                    ****

    10.5          Employment Agreement, dated as
                  of May 2, 1988, as Amended by
                  and between the Company and
                  Robert S. Hamilton                       ****

  Exhibit No.              Description                     Page
  -----------              -----------                     ----


    22            Subsidiaries of the Company                29

                                         Jurisdiction
                        Name          of Incorporation
                        ----          ----------------
                     King Press
                     Corporation           Missouri

                     Applied Graphics,
                     Inc.                  Texas

    24            Consent of Independent Public
                  Accountants                                42

    27            Financial Data Schedule


---------------------------------------
  * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 2-28017).

 ** Incorporated by reference from the Exhibitd to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

*** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

**** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

***** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.