Form 10QSB
period 1996-03-31
PUBLISHERS EQUIPMENT CORP
filed 1996-05-13
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1996.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.


Commission file number:  0-11744

                        Publishers Equipment Corporation
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


      Texas                          75-1653425
 ----------------------    ------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)


 16660 Dallas Parkway, Suite 1100, Dallas, Texas         75248
- ------------------------------------------------       ----------
   (Address of principal executive offices)            (zip code)

Registrant's telephone number, including area code:  214-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X                          NO
                    -------------                     --------------


Number of shares outstanding of the issuer's common stock as of May 10, 1996, 5,191,185 shares of common stock, no par value.



Page 1 of 12 sequentially numbered pages.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 1996, are not necessarily indicative of results of operations for the entire year.



Page 2 of 12 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

                                                              March 31,
                                                                 1996
                                                             -----------
                                 ASSETS
                                 ------
Cash and cash equivalents.................................   $       145
Accounts receivable.......................................         1,867
Inventories...............................................         7,494
Other current assets......................................           123
                                                                --------
  Total current assets....................................         9,629

Property, plant and equipment, net........................         1,286
                                                                --------
TOTAL ASSETS..............................................    $   10,915
                                                                ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Accounts payable and accrued liabilities..................    $    2,216
Accrued warranty expense..................................           214
Customer deposits.........................................         1,445
Current portion of long-term debt.........................             3
Short term debt...........................................         2,730
                                                                --------
   Total current liabilities..............................         6,608
Convertible subordinated note.............................         1,000
Other liabilities.........................................           181

Shareholders' equity:
  Preferred stock.........................................           400
  Common stock............................................        18,915
  Treasury stock..........................................          (168)
  Retained deficit........................................       (16,021)
                                                                --------
    Total shareholders' equity............................         3,126
                                                                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $   10,915
                                                                ========

      See accompanying notes

Page 3 of 12 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATION
                In Thousands Except Share and Per Share Amounts
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,

                                                1996              1995
                                           --------------------------------

Revenues..............................     $     5,186           $    1,172

Cost of revenues......................           4,307                  910
                                             ---------            ---------
Gross profit..........................             879                  262

Selling, general and administrative
 expense..............................             703                  599
                                             ---------            ---------
Operating income (loss)...............             176                 (337)

Interest expense......................             (79)                (100)
Interest income.......................               4                    7
Other income (expense),
 net (Note 1).........................               2                  151
                                             ---------            ---------
Income (loss) before taxes............             103                 (279)

Provision for income taxes (Note 2)...             -                    -
                                             ---------            ---------
Net income (loss).....................    $        103         $       (279)
                                             =========            =========
Net income (loss) per common share....    $       0.02                (0.05)
                                             =========            =========
Weighted average common shares........       5,191,185            5,176,651

See accompanying notes.

Page 4 of 12 sequentially pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,

                                                            1996        1995
                                                         ----------------------
Cash flows from operating activities:
 Net income (loss) form operations..................     $    103    $    (279)
Adjustments TO reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization.....................           55           57
  Provision for losses on doubtful accounts.........            8            8

Change in assets and liabilities.:
  Decrease (increase ) in accounts receivable.......       (1,060)         581
  Decrease (increase) in inventories................        1,849         (923)
  Decrease (increase) in other current assets.......           24          (55)
  Decrease in other assets..........................           -            74
  Decrease in accounts payable and
   accrued liabilities..............................         (236)         (53)
  Increase (decrease) in customer deposits..........         (789)          75
  Increase (decrease) in accrued warranty expense...           90          (36)
                                                           ------       ------
 Net cash provided by (used in) operations..........           44         (551)

Cash flows from investing activities:
  Additions to property, plant and equipment........          (17)         (11)
                                                           ------       ------
Net cash used in investing activities...............          (17)         (11)

Cash flow from financing activities:

  Total borrowings..................................         2,174       1,485
  Total repayments..................................        (2,147)       (853)
                                                            ------      ------
 Net cash provided by financing activities..........            27         632

Net increase in cash and cash equivalents...........            54          70

Cash and cash equivalents at beginning of period....            91          13
                                                            ------      ------
Cash and cash equivalents at end of period..........    $      145   $      83
                                                            ======      ======

    See accompanying notes.

Page 5 of 12 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                  Notes to Consolidated Financial Statements
                                  (unaudited)


1. In January 1995, the Company sold common shares of KBA-Motter Corp. representing a 7.0 percent equity interest in this affiliated company for $150,000. As a result, at January 31, 1995, the Company had no equity interest in KBA-Motter Corp. The Company wrote off its investment in KBA-Motter Corp. at December 31, 1991.

2. The income tax provision for the three month period ended March 31, 1996, of $35,000 has been offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.


3. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. The adoption of SFAS No. 109 had no effect on the financial statements.



Page 6 of 12 sequentially numbered pages.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                             Results of Operations
                             ---------------------

Three Months Ended March 31, 1995
- ---------------------------------

REVENUES. Revenues of $5,186,000 for the first quarter of 1996 compares to $1,172,000 for the first quarter of 1995, reflecting increases in both the Company's domestic and foreign sales. Domestic revenues in the current quarter include a large order for Gannett Company, a leading U.S. newspaper group, for equipment that provides versatile printing capability for color circulars, inserts and other newspaper products. This single-width press equipment, manufactured by the Company's wholly-owned subsidiary King Press Corporation, will supplement Gannett Company's large newspaper press equipment for the production of these types of short run products. In recent years, the production mix at most major newspapers has included an increasing content of targeted market products. The Company believes that the application of its single-width press equipment to more efficiently produce these zoned products represents a very important new business opportunity. The equipment delivered to Gannett Company had a successful startup in February 1996 and was placed in production immediately thereafter.

The use of single-width equipment to supplement large newspaper press room equipment is a positive development in domestic printing markets which have begun a slow and irregular recovery from one of the worst recessions ever experienced by the industry. This recession began in 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the industry's customer base. In 1993, the trend in domestic advertising expenditures began to show signs of a slow turnaround, and in 1994 registered a clear increase, as reported in trade publications. These improved market conditions continued through 1995 and into 1996, but domestic press orders have been affected by many potential purchasers adopting a cautious approach to equipment purchase decisions as the strength of the recovery and the effect of increasing newsprint costs are assessed. Newsprint cost is the single largest component of a newspapers production expense and has a direct effect on equipment purchase decisions. As advertising levels increased, newsprint demand grew to absorb papermill capacity, resulting in a higher cost for newsprint. To a lesser extent, domestic sales activity has been affected by the absorption of over capacity in certain market segments. In early 1996, there are indications of an easing of newsprint costs. This development, if sustained, and stable interest rates will create a more favorable environment in domestic printing markets. The successful startup of the Company's equipment at Gannett Company will provide an important showcase for the Company's products as domestic market conditions improve.

Page 7 of 12 sequentially numbered pages.

Revenues derived from sales to foreign customers accounted for approximately 38 percent of total revenues in the first quarter of 1996 compared to approximately 34 percent of total revenues for the first quarter of 1995. In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Bloc countries. In January 1996, the Company was successful in booking a large order for combined newspaper and commercial press equipment for delivery to a customer in the Middle East in the fourth quarter of 1996. Newspapers in many foreign markets are increasing the glossy, heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development in foreign markets offers a significant business opportunity for its cost effective newspaper and commercial press equipment which can be sold separately or in combination. In 1995, the Company introduced the Commercial 2000 press package, a complete newspaper/commercial press consisting of its Color King and Media King printing units. The Commercial 2000 press package is offered to both foreign and domestic sales prospects.

Foreign markets for printing equipment are currently more active than domestic markets. However, foreign orders are often subject to delays in contract award. Such delays, which the Company believes affects all equipment suppliers, are produced by a variety of factors that include economic uncertainties affecting print demand and financing availability, selection of equipment supplier under very competitive conditions and, in some cases, the privatization of related assets by governmental bodies.

Also in the first quarter of 1996, the Company booked a second press order for a customer in the Netherlands and received a commitment for a significant press order from a new sales prospect in the Middle East. The second press order for the Netherlands, scheduled for shipment in the second quarter of this year, will join press equipment shipped to the customer in January 1996. Contract arrangements being finalized with the new Middle East sales prospect will provide for shipment of equipment in late 1996. These orders will join other installations of the Company's equipment in key growth markets and provide important showcases for other prospective purchasers of the Company's equipment.

The recession in domestic printing markets has resulted in an industry restructuring that included business consolidations, failures and the down-sizing of operations to match capacity with demand. The Company's operations have been scaled back consistent with meeting contract commitments and providing support for its worldwide equipment installations. This action, together with the institution of other


Page 8 of 12 sequentially numbered pages.

cost containment measures, has enabled the Company to manage through the difficult period of 1990 through 1995 while maintaining its over all competitiveness.

The adverse market conditions of recent years has not only affected equipment suppliers, but also many in the Company's customer base whose financial strength has been weakened as printing demand declined. Increasingly, the Company sales efforts have become dependent upon its ability to provide assistance in arranging equipment financing for both domestic and foreign customers. In the case of domestic customers, this assistance generally involves a coordination of activities with third party leasing companies. For foreign customers, this assistance comes from the ability of the Company to arrange third party financing through such institutions as the Export-Import Bank of the United States. Such international financial arrangements are complex, involving both foreign and domestic banks, and often impede equipment delivery schedules.

GROSS PROFIT. Gross profit for the first quarter of 1996 of $879,000, or 16.9 percent of revenues, compares to $262,000, or 22.4 percent of revenues, for the first quarter of 1995. The reduction in gross profit expressed as a percentage of revenues in the current quarter results primarily from the strategic pricing of equipment delivered under contract to Gannett Company in January 1996(See REVENUES). This contract with Gannett Company, which accounted for over 40 percent of total first quarter 1996 revenues, was priced at a reduced gross profit level for this new application of the Company's equipment. The Company believes that the successful startup and production performance of its equipment at Gannett Company will result in additional contracts of sale of its equipment as a cost effective solution to the growing demand for short press run products, and that the gross margin to be earned on such sales will be closer to the Company's historical experience.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $703,000, or 13.6 percent of revenues, for the first quarter of 1996, compares to $599,000, or 51.1 percent of revenues, for the first quarter of 1995. The reduction in selling, general and administrative expense expressed as a percentage of revenues in the current quarter is principally the result of cost containment measures taken by the Company in response to reduced business activity.

OTHER INCOME (EXPENSE). Interest expense of $79,000 for the first quarter of 1996 compares to $100,000 for the first quarter of 1995, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $4,000 for the first quarter of 1996 compares to $7,000 for the first quarter of 1995, and is attributable primarily to a trade note payable to King Press Corporation. Net other income of $2,000 for the first quarter of 1996 compares to net other income of $151,000 for the first quarter

Page 9 of 12 sequentially numbered pages.

of 1995. During the first quarter of 1995, the Company sold shares held in an affiliated company (See Note 1 of Notes to Consolidated Financial Statements).

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first quarter of 1996 (See Note 2 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $103,000, or 2.0 percent of revenues, for the first quarter of 1996, compares to a net loss $279,000, or 23.8 percent of revenues, for the first quarter of 1995.

                        Financial Position and Liquidity
                        --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,050,000 line of credit that expires March 31, 1997. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in even quarterly increments from $3,050,000 at April 30, 1996, to $2,700,000 at February 1, 1997. At March 31, 1996, King
Press Corporation had $2,730,000 outstanding under the line of credit and was in compliance with all financial covenants.

The Company's liquidity entering 1996 is significantly improved from its position entering 1995 because of increased backlog which totalled approximately $6,098,000 at December 31, 1995, compared to approximately $3,151,000 at December 31, 1994. Backlog was further increased to approximately $6,463,000 at March 31, 1996. The Company believes the line of credit will be sufficient to meet working capital needs in 1996.



Page 10 of 12 sequentially numbered pages.

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

         Not Applicable



Page 11 of 12 sequentially numbered pages.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PUBLISHERS EQUIPMENT CORPORATION


May 10, 1996                                By: /s/ Roger R. Baier
                                            -----------------------------
                                            Roger R. Baier
                                            Vice President Finance &
                                            Treasurer
                                            (Principal Financial Officer)



Page 12 of 12 sequentially numbered pages.