Form 10QSB
period 1996-06-30
PUBLISHERS EQUIPMENT CORP
filed 1996-08-06
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1996.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to _____________________.


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


Number of shares outstanding of the issuer's common stock as of August 5, 1996, 5,191,185 shares of common stock, no par value.



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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 1996, are not necessarily indicative of results of operations for the entire year.



Page 2 of 13 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

                                                                   June 30,
                                                                     1996
                                                                  ----------
                                    ASSETS
                                    ------
  Cash and cash equivalents.................................      $     148
  Accounts receivable.......................................            940
  Inventories...............................................          8,659
  Other current assets......................................             60
                                                                  ---------
      Total current assets..................................          9,807

  Property, plant and equipment, net........................          1,357
                                                                  ---------

  TOTAL ASSETS..............................................      $  11,164
                                                                  =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

  Accounts payable and accrued liabilities..................      $   1,857
  Accrued warranty expense..................................            148
  Customer deposits.........................................          2,606
  Current portion of long-term debt.........................              3
  Short term debt                                                     2,245
                                                                  ---------
      Total current liabilities.............................          6,859

  Convertible subordinated note.............................          1,000
  Other liabilities.........................................            177

  Shareholders' equity:
      Preferred stock.......................................            400
      Common stock..........................................         18,915
      Treasury stock........................................           (168)
      Retained deficit......................................        (16,019)
                                                                  ---------
         Total shareholders' equity.........................          3,128
                                                                  ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................      $  11,164
                                                                  =========

See accompanying notes


Page 3 of 13 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)


                                                             Three Months Ended                    Six Months Ended
                                                                 June 30,                              June 30,
                                                        1996                 1995              1996                1995
                                                     ----------           ----------        ----------          ----------
Revenues........................................     $    2,404           $    1,823        $    7,590          $    2,994

Cost of revenues................................          1,744                1,576             6,050               2,485
                                                     ----------           ----------        ----------          ----------

Gross profit....................................            660                  247             1,540                 509

Selling, general and administrative expense.....            591                  643             1,294               1,242
                                                     ----------           ----------        ----------          ----------

Operating income (loss).........................             69                 (396)              246                (733)

Interest expense................................            (69)                (101)             (148)               (201)
Interest income.................................              2                    1                 5                   8
Other income (expense), net (Note 1)............          -                        3                 2                 154
                                                     ----------           ----------        ----------          ----------

Income (loss) before taxes......................              2                 (493)              105                (772)

Provision for income taxes (Note 2).............          -                    -                 -                   -
                                                     ----------           ----------        ----------          ----------

Net income (loss)...............................     $        2           $     (493)       $      105          $     (772)
                                                     ==========           ==========        ==========          ==========

Net income (loss) per common share..............     $    -               $    (0.10)       $     0.02          $    (0.15)
                                                     ==========           ==========        ==========          ==========

Weighted average common shares..................      5,191,185            5,176,651         5,191,185           5,176,651


See accompanying notes.

Page 4 of 13 sequentially pages

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                1996              1995
                                                                              -------            -------
Cash flows from operating activities:
   Net income (loss) from operations.....................................     $   105            $  (772)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
           Depreciation and amortization.................................         113                113
           Provision for losses on doubtful accounts.....................          15                 15

Change in assets and liabilities:
           Decrease (increase) in accounts receivable....................        (140)               886
           Decrease (increase) in inventories............................         684               (642)
           Decrease in other current assets..............................          87                 50
           Decrease in other assets......................................          -                  75
           Decrease in accounts payable and
                 accrued liabilities.....................................        (599)              (340)
           Increase in customer deposits.................................         372                262
           Increase (decrease) in accrued warranty expense...............          24                (18)
                                                                              -------            -------
   Net cash provided by (used in) operations.............................         661               (371)

Cash flows from investing activities:
           Additions to property, plant and equipment....................        (146)               (11)
                                                                              -------            -------
   Net cash used in investing activities.................................        (146)               (11)

Cash flow from financing activities:
      Total borrowings...................................................       4,349              2,495
      Total repayments...................................................      (4,807)            (2,042)
                                                                              -------            -------
   Net cash provided by (used in) financing activities...................        (458)               453

Net increase in cash and cash equivalents................................          57                 71

Cash and cash equivalents at beginning of period.........................          91                 13
                                                                              -------            -------

Cash and cash equivalents at end of period...............................     $   148            $    84
                                                                              =======            =======

See accompanying notes.

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

2. The income tax provision for the six month period ended June 30, 1996, of $35,700 has been offset entirely by a corresponding tax benefit related to the reversal of previously reserved temporary differences, primarily net operating loss carryforwards.



Page 6 of 13 sequentially numbered pages.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

                             Results of Operations
                             ---------------------

Three Months Ended June 30, 1996
- --------------------------------

REVENUES. Revenues of $2,404,000 for the second quarter of 1996 compare to $1,823,000 for the second quarter of 1995, an increase of approximately 32 percent. Gains were realized in both domestic and foreign revenues in the current quarter.

Revenues derived from sales to domestic customers increased approximately 23 percent in the second quarter of 1996 compared to the second quarter of 1995. Domestic printing markets served by the Company are experiencing a slow and irregular recovery from a deep recession, during which time print demand declined as advertising expenditures by major business segments were reduced in response to adverse business conditions. Advertising expenditures represent the major source of income for the Company's customer base. As the level and trend of advertising expenditures has gradually improved, the recovery of domestic printing markets has been constrained by increasing newsprint costs. As print demand increased, newsprint requirements exceeded available papermill capacity, resulting in higher newsprint costs, the single largest component of a newspapers production expense. During the first half of 1996 there has been an easing of newsprint costs, which if sustained will create a more favorable environment in domestic printing equipment markets.

Revenues derived from sales to foreign customers increased approximately 38 percent in the second quarter of 1996 compared to the second quarter 1995, and accounted for approximately 62 percent of total revenues in the current quarter compared to approximately 59 percent for the year earlier period. Included in the second quarter 1996 revenues is equipment delivered to a customer in the Far East and the second press order for a customer in the Netherlands, which joins equipment delivered to this customer in the first quarter of 1996. Foreign markets for printing equipment have been more active than domestic markets in recent years, and the Company believes that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Block countries. The Company has focused increased attention on international markets, with a resulting realignment and strengthening of its international dealer network.



Page 7 of 13 sequentially numbered pages.

Revenues derived from sales to foreign customers are expected to remain a significant component of the Company's total revenues. The transactions underlying these sales, however, are often subject to delays in contract award resulting from a variety of factors that include economic uncertainties affecting print demand and financing availability, selection of equipment suppliers under very competitive conditions and, in some cases, the privatization of related assets by governmental bodies.

GROSS PROFIT. Gross profit for the second quarter of 1996 of $660,000, or 27.5 percent of revenues, compares to $247,000, or 13.5 percent of revenues, for the second quarter of 1995. The improvement in gross profit in the current quarter is primarily the result of the higher level of revenues available to cover fixed costs and an adjustment to the Company's warranty reserve to bring this reserve in line with estimated requirement for equipment under warranty at the end of the quarter. The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship. An addition to the warranty reserve is made in connection with each sale of the Company's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $591,000, or 24.6 percent of revenues, for the second quarter of 1996, compares to $643,000, or 35.3 percent of revenues, for the second quarter of 1995. The reduction in selling, general and administrative expense in the current quarter is the result of the continuation of cost reduction measures taken by the Company in response to reduced business activity.

OTHER INCOME (EXPENSE). Interest expense of $69,000 for the second quarter of 1996 compares to $101,000 for the second quarter of 1995, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $2,000 for the second quarter of 1996, compares to $1,000 for the second quarter of 1995 and is attributable to short term money
market investments.   The Company had net other income of $3,000 during the
second quarter of 1995.

NET INCOME. Net income of $2,000, or 0.1 percent of revenues, for the second quarter of 1996, compares to a net loss of $493,000, or 27.0 percent of revenues, for the second quarter of 1995.



Page 8 of 13 sequentially numbered pages.

Six Months Ended June 30, 1996
- ------------------------------

REVENUES. Revenues of $7,590,000 for the first six months of 1996 compares to $2,994,000 for the first six months of 1995, an increase of approximately 154 percent. Gains were realized in both domestic and foreign revenues in the first half of 1996.

Revenues derived from sales to domestic customers increased almost three-fold in the first six months of 1996 compared to the first six months of 1995. Included in first half 1996 revenues is a large order for Gannett Company, a leading U.S. newspaper group for equipment that provides versatile printing capability for color circulars, inserts and other newspaper products. This equipment, delivered in the first quarter of 1996, will supplement Gannett Company's large newspaper press equipment for the production of these types of short run products. In recent years, the production mix of most major newspapers has included an increasing content of targeted market products. The Company believes that the application of its single-width press equipment to more efficiently produce these zoned products represents a very important new business opportunity. The equipment delivered to Gannett Company had a successful startup in February 1996 and was placed in production immediately thereafter.

Revenues derived from sales to foreign customers increased more than two-fold in the first six months of 1996 compared to the first six months of 1995. Newspapers in many foreign markets are increasing the glossy, heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development in foreign markets offers a significant business opportunity for its cost effective newspaper and commercial press equipment, which can be sold separately or in combination. In January 1996, the Company was successful in booking a large order for combined newspaper and commercial press equipment for delivery to a customer in the Middle East in the fourth quarter of 1996.

The recession in domestic printing equipment markets resulted in an industry restructuring that included business consolidations, failures and the down-sizing of operations to match capacity with demand. The Company's operations have been scaled back consistent with meeting contract commitments and providing support for its worldwide equipment installations. This action, together with the institution of other cost containment measures enabled the Company to manage through the difficult period of 1990 through 1995 while maintaining its overall competitiveness.



Page 9 of 13 sequentially numbered pages.

The adverse market conditions of recent years not only affected equipment suppliers, but also many in the Company's customer base whose financial strength weakened as print demand declined. Increasingly, the Company's sales efforts have become dependent upon its ability to provide assistance in arranging equipment financing for both domestic and foreign customers. In the case of domestic customers, this assistance generally involves a coordination of activities with third party leasing companies. For foreign customers, this assistance comes from the ability of the Company to arrange third party financing through such institutions as the Export-Import Bank of the United States. Such international financial arrangements are complex, involving both foreign and domestic banks, and often impede equipment delivery schedules.

GROSS PROFIT.  Gross profit for the first six months of 1996 of $1,540,000, or
20.3 percent of revenues, compares to $509,000, or 17.0 percent of revenues, for the first six months of 1995. Gross profit expressed as a percentage of revenues improved only nominally from the year earlier period due to the strategic pricing of equipment delivered to Gannett Company in the first quarter of 1996. This contract with Gannett Company, which accounted for over 40 percent of total first quarter 1996 revenues, was priced at a reduced gross profit level for this new application of the Company's equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first six months of 1996 of $1,294,000, or 17.0 percent of revenues, compares to $1,242,000, or 41.5 percent of revenues, for the first six months of 1995. The increase in selling, general and administrative expense in the current period is due to increased commissions paid to the Company's foreign sales representatives. All other components of selling, general and administrative expense are lower in the first half of 1996 as compared to the first half of 1995 as a result of the Company's continuing cost containment measures.

OTHER INCOME (EXPENSE). Interest expense of $148,000 for the first six months of 1996 compares to $201,000 for the first six months of 1995, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $5,000 for the six months of 1996, derived primarily from short term money market investments, compares to $8,000 for the first six months of 1995, attributable primarily to a trade note payable to King Press Corporation. Net other income for the first six months of 1996 of $2,000 compares to net other income $154,000 for the first six months of 1995. During the first quarter of 1995, the Company sold shares held in an affiliated company (See Note 1 of Notes to Consolidated Financial Statements).



Page 10 of 13 sequentially numbered pages.

PROVISION FOR TAX. The Company utilized available net operating loss carry forwards to offset federal and state income tax liabilities for the first six months of 1996 (See Note 2 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $105,000, or 1.4 percent of revenues, for the first six months of 1996 compares to a net loss of $772,000, or 25.8 percent of revenues, for the first six months of 1995.

                        Financial Position and Liquidity
                        --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,050,000 line of credit that expires March 31, 1997. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in even quarterly increments from $3,050,000 at April 30, 1996, to $2,700,000 at February 1, 1997. At June 30, 1996, King
Press Corporation had $2,245,000 outstanding under the line of credit and was in compliance with all financial covenants.

The Company's liquidity in 1996 is significantly improved from its position in 1995 because of increased backlog which totalled approximately $6,098,000 entering 1996, compared to approximately $3,151,000 at December 31, 1994. Backlog was further increased to approximately $6,463,000 at March 31, 1996 and at June 30, 1996 totals approximately $5,913,000. The Company believes the line of credit will be sufficient to meet working capital needs in 1996.



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

          Not Applicable.

Item 3.   Defaults upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Shareholders was held on June 21, 1996. One proposal was acted on at the Meeting:

                             Election of Directors
                             ---------------------

          The result of the vote to elect six directors for a one year term was as follows:

          Director              Votes For  Votes Against
          --------              ---------  -------------

          Simon Bonnier         5,055,160     22,758
          James K. Feeney       5,055,160     22,758
          Robert S. Hamilton    5,054,378     23,540
          Evans Kostas          5,054,453     23,465
          Ole B. Rygh           5,055,160     22,758
          Reinhart Siewert      5,055,160     22,758

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


                                    PUBLISHERS EQUIPMENT CORPORATION


August 5, 1996                      By: /s/ Roger R. Baier
                                        -------------------------
                                        Roger R. Baier
                                        Vice President Finance &
                                        Treasurer
                                        (Principal Financial Officer)



Page 13 of 13 sequentially numbered pages.