Form 10QSB
period 1996-09-30
PUBLISHERS EQUIPMENT CORP
filed 1996-11-13
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1996.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        Texas                            75-1653425
-----------------------     -----------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)


16660 Dallas Parkway, Suite 1100, Dallas, Texas                     75248
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES      X                 NO
                             ----------                ---------

Number of shares outstanding of the issuer's common stock as of November 11, 1996, 5,191,185 shares of common stock, no par value.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 1996, are not necessarily indicative of results of operations for the entire year.



Page 2 of 13 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)



                                                                   September 30,
                                                                        1996
                                                                   -------------

                                     ASSETS
                                     ------
Cash and cash equivalents ........................................     $    147
Accounts receivable ..............................................          969
Inventories ......................................................       10,158
Other current assets .............................................           99
                                                                       --------
    Total current assets .........................................       11,373

Property, plant and equipment, net ...............................        1,322

                                                                       --------

TOTAL ASSETS .....................................................     $ 12,695
                                                                       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Accounts payable and accrued liabilities .........................     $  1,710
Accrued warranty expense .........................................           91
Customer deposits ................................................        4,640
Current portion of long-term debt ................................            2
Short term debt ..................................................        2,114
                                                                       --------
    Total current liabilities ....................................        8,557

Convertible subordinated note ....................................        1,000
Other liabilities ................................................          173

Shareholders' equity:

    Preferred stock ..............................................          400
    Common stock .................................................       18,915
    Treasury stock ...............................................         (168)
    Retained deficit .............................................      (16,182)
                                                                       --------
       Total shareholders' equity ................................        2,965

                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................     $ 12,695
                                                                       ========

          See accompanying notes

Page 3 of 13 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                          September 30,
                                                                   1996               1995              1996                1995
                                                               -----------        -----------        -----------        -----------

Revenues ...............................................       $     1,708        $     1,727        $     9,298        $     4,721

Cost of revenues .......................................             1,373              1,278              7,423              3,763
                                                               -----------        -----------        -----------        -----------

Gross profit ...........................................               335                449              1,875                958

Selling, general and administrative expense ............               439                438              1,733              1,680
                                                               -----------        -----------        -----------        -----------

Operating income (loss) ................................              (104)                11                142               (722)

Interest expense .......................................               (62)               (97)              (210)              (298)
Interest income ........................................                 2                  6                  7                 14
Other income (expense), net (Note 1) ...................                 1                  6                  3                160
                                                               -----------        -----------        -----------        -----------

Loss before taxes ......................................              (163)               (74)               (58)              (846)

Provision for income taxes .............................              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

Net loss ...............................................       $      (163)       $       (74)       $       (58)       $      (846)
                                                               ===========        ===========        ===========        ===========

Net loss per common share ..............................       $     (0.03)       $     (0.01)       $     (0.01)       $     (0.16)
                                                               ===========        ===========        ===========        ===========
Weighted average common shares .........................         5,191,185          5,176,651          5,191,185          5,176,651


  See accompanying notes.

Page 4 of 13 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                               1996       1995
                                                             --------   --------
Cash flows from operating activities:

   Net loss from operations ..............................   $   (58)   $  (846)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:

           Depreciation and amortization .................       175        169
           Provision for losses on doubtful accounts .....        22       (132)

Change in assets and liabilities:

           Decrease (increase) in accounts receivable ....      (178)       595
           Increase in inventories .......................      (814)      (870)
           Decrease in other current assets ..............        48         96
           Decrease in other assets ......................      --           74
           Decrease in accounts payable and
                 accrued liabilities .....................      (750)      (817)
           Increase in customer deposits .................     2,406      1,688
           Decrease in accrued warranty expense ..........       (33)      (220)
                                                             -------    -------
   Net cash provided by (used in) operations .............       818       (263)

Cash flows from investing activities:

           Retirements of property, plant & equipment ....      --            1
           Additions to property, plant and equipment ....      (172)       (13)
                                                             -------    -------
   Net cash used in investing activities .................      (172)       (12)

Cash flow from financing activities:

      Total borrowings ...................................     6,528      4,289
      Total repayments ...................................    (7,118)    (3,937)
                                                             -------    -------
   Net cash provided by (used in) financing activities ...      (590)       352

Net increase in cash and cash equivalents ................        56         77

Cash and cash equivalents at beginning of period .........        91         13
                                                             -------    -------

Cash and cash equivalents at end of period ...............   $   147    $    90
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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                                   OPERATIONS

                             Results of Operations
                             ---------------------

Three Months Ended September 30, 1996
-------------------------------------

REVENUES. Revenues of $1,708,000 for the third quarter of 1996 compare to $1,727,000 for the third quarter of 1995, a decrease of approximately 1 percent. Revenue production in the current quarter illustrates the importance of the Company's dual focus on domestic and international markets for printing equipment. Both market segments continue to be characterized by slow and irregular equipment order activity, and a decrease in foreign revenues in the third quarter of 1996 compared to the third quarter of 1995 was offset by a corresponding increase in domestic revenues in the current quarter.

Revenues derived from sales to domestic customers increased approximately 116 percent in the third quarter of 1996 compared to the third quarter of 1995. Domestic printing markets served by the Company are recovering from a deep recession of 1990 to 1993, during which time print demand declined as advertising expenditures by major business segments were reduced. Advertising expenditures represent the major source of income for the Company's customer base, and as these expenditures were reduced in 1990 to 1993 in response to adverse business conditions, printers and publishers curtailed or deferred printing equipment purchases. In 1993, the trend in domestic advertising expenditures began to show signs of a turn-around, and in 1994 registered a clear increase, as reported in trade publications. Domestic market conditions have improved slowly since that time, but printing equipment order activity has lagged this recovery as many potential purchasers adopted a cautious approach to equipment purchase decisions. The Company attributes the irregular equipment order activity that resulted to the relatively low growth rate of the U.S. economy, increasing newsprint cost and, to a lesser extent, an absorption of over-capacity in certain market segments. Newsprint cost is the single largest component of a newspapers production expense, and as advertising levels increased, print demand grew to absorb available papermill capacity, resulting in a higher cost for newsprint. In 1996, there has been an easing of newsprint cost. The Company believes this development, in combination with stable interest rates and a growing economy, will create a more favorable environment in domestic printing markets.

The recession in domestic printing markets has resulted in a printing equipment industry restructuring that has included business consolidations, failures and the down-sizing of operations to match capacity with demand. The Company's operations have been scaled back consistent with the worldwide demand for equipment sales and support. This action, together with the institution of other cost containment measures enabled the Company to continue to service its customers through the difficult period of recent years while maintaining its overall competitiveness. The Company believes that all domestic printing equipment suppliers have been affected by the slowdown, and that the Company has lost no market share during the period.


Page 7 of 13 sequentially numbered pages.

Revenues derived from sales to foreign customers decreased approximately 76 percent in the third quarter of 1996 compared to the third quarter of 1995. The decline in foreign revenues in the current quarter is primarily a result of the timing of equipment shipments. Foreign markets for printing equipment are currently more active than domestic markets; however, the transactions underlying these sales are often subject to delays in contract award resulting from a variety of factors that include economic uncertainties affecting print demand and financing availability, selection of equipment supplier under very competitive conditions and, in some cases, the privatization of related assets by governmental bodies. During periods of generally slow order activity, such as those at the present time, the impact of delays in contract award on periodic revenues is magnified.

GROSS PROFIT. Gross profit for the third quarter of 1996 of $335,000, or 19.6 percent of revenues, compares to $449,000, or 26.0 percent of revenues, for the third quarter of 1995. The reduction in gross profit expressed as a percent of revenues in the current quarter compared to the year earlier period results from an adjustment to the Company's warranty reserve made in the third quarter of 1995 to bring this reserve in line with the estimated requirement for equipment under warranty at the end of that quarter. The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with the individual customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $439,000, or 25.7 percent of revenues, for the third quarter of 1996, compares to $438,000, or 25.4 percent of revenues, for the third quarter of 1995. The Company has continued cost reduction measures taken earlier in response to reduced business activity, enabling selling, general, and administrative expense to remain unchanged.

OTHER INCOME (EXPENSE). Interest expense of $62,000 for the third quarter of 1996 compares to $97,000 for the third quarter of 1995, and is attributable primarily to a lower level of borrowings under the King Press Corporation revolving line of credit. Interest income of $2,000 for the third quarter of 1996, attributable to short term money market investments, compares to $6,000 for the third quarter of 1995, attributable primarily to a trade note payable to King Press Corporation. Net other income of $1,000 for the third quarter of 1996 compares to net other income of $6,000 for the third quarter of 1995.

NET LOSS. A net loss of $163,000, or 9.5 percent of revenues, for the third quarter of 1996 compares to a net loss of $74,000, or 4.3 percent of revenues, for the third quarter of 1995.

Nine Months Ended September 30, 1996
------------------------------------

REVENUES. Revenues of $9,298,000 for the first nine months of 1996 compares to $4,721,000 for the first nine months of 1995, an increase of approximately 97 percent. Gains were realized in both domestic and foreign revenues in the current period.

Page 8 of 13 sequentially numbered pages.

Revenues derived from sales to domestic customers increased approximately 156 percent in the first nine months of 1996. Included in first nine months revenues is a large order for Gannett Company, a leading U.S. newspaper group for equipment that provides versatile printing capability for color circulars, inserts and other newspaper products. This equipment, delivered in the first quarter of 1996, will supplement Gannett Company's large newspaper press equipment for the production of these types of short run products. In recent years, the production mix of most major newspapers has included an increasing content of targeted market products. The Company believes that this application of its single-width press equipment to more efficiently produce zoned products represents a very important new business opportunity. The equipment delivered to Gannett Company had a successful startup in February 1996 and was placed in production immediately thereafter.

Revenues derived from sales to foreign customers increased approximately 46 percent in the first nine months of 1996 compared to the first nine months of 1995, accounting for approximately 40 percent of total revenues for the current period compared to approximately 54 percent of total revenues for the first nine months of 1995. In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Bloc countries. In January 1996, the Company was successful in booking a large order for combined newspaper and commercial press equipment for delivery to a customer in the Middle East in the fourth quarter of 1996. Newspapers in many foreign markets are increasing the glossy, heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development in foreign markets offers a significant business opportunity for its cost effective newspaper and commercial press equipment which can be sold separately or in combination. The Company introduced the Commercial 2000 press package in 1995, a complete low cost commercial press consisting of its Color King printing units, that can be combined with the Company's newspaper printing units to form a complete newspaper/commercial press package. The Commercial 2000 press package is offered to both foreign and domestic sales prospects.

The Middle East equipment order for delivery in the fourth quarter of 1996, together with orders delivered to customers in Europe and the Far East earlier this year, will join other installations of the Company's equipment in key growth markets and provide important showcases for other prospective purchasers of the Company's equipment. Foreign sales are expected to remain a significant component of total revenues in 1996 and beyond.

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


Page 9 of 13 sequentially numbered pages.

Company to arrange third party financing through such institutions as the Export-Import Bank of the United States. Such international financial arrangements are complex, involving both foreign and domestic banks, and often impede equipment delivery schedules.

GROSS PROFIT. Gross profit of $1,875,000, or 20.2 percent of revenues, for the first nine months of 1996, compares to $958,000, or 20.3 percent of revenues, for the first nine months of 1995. Gross profit expressed as a percentage of revenues in the first nine months of 1996, was affected by the strategic pricing of equipment delivered to Gannett Company in the first quarter of 1996. This contract with Gannett Company, which accounted for over 40 percent of total first quarter 1996 revenues, was priced at a reduced gross profit level for this new application of the Company's equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,733,000, or 18.6 percent of revenues, for the first nine months of 1996, compares to $1,680,000, or 35.6 percent of revenues, for the first nine months of 1995. The improvement in selling, general and administrative expense expressed as a percent of revenues in the first nine months of 1996, compared to the first nine months of 1995, is a result of the higher level of revenues in the current period.

OTHER INCOME (EXPENSE). Interest expense of $210,000 for the first nine months of 1996 compares to $298,000 for the first nine months of 1995, and is attributable primarily to a lower level of borrowings under the King Press Corporation revolving line of credit. Interest income of $7,000 for the nine months of 1996, attributable to short term money market investments, compares to interest income of $14,000 for the first nine months of 1995, attributable primarily to a trade note payable to King Press Corporation. Net other income of $3,000 for the first nine months of 1996, compares to net other income $160,000 for the first nine months of 1995. During the first quarter of 1995, the Company sold shares held in an affiliated company (See "Note 1 of Notes to Consolidated Financial Statements").

NET LOSS. A net loss of $58,000, or 0.6 percent of revenues, for the first nine months of 1996 compares to a net loss of $846,000, or 17.9 percent of revenues, for the first nine months of 1995.

                        Financial Position and Liquidity
                        --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,050,000 line of credit that expires March 31, 1997. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in even quarterly increments from $3,050,000 at April 30, 1996, to $2,700,000 at February 1, 1997. At September 30, 1996,
King Press Corporation had $2,114,000 outstanding under the line of credit and was in default of a provision of the line of credit pertaining to a certain financial ratio. The lender has agreed to waive the default under that provision at September 30, 1996.

Page 10 of 13 sequentially numbered pages.

The Company's liquidity in 1996 is significantly improved from its position in 1995 because of increased backlog which totaled approximately $6,098,000 entering 1996, compared to approximately $3,151,000 at December 31, 1994. Backlog was further increased to approximately $8,543,000 at September 30, 1996. The Company believes that the King Press Corporation line of credit will be sufficient to meet working capital needs in 1996, but believes that working capital requirements for 1997 will exceed the line of credit if market conditions for printing equipment improve as expected. A return of business activity to pre-industry recession levels (see "Results of Operations") will require a higher level of working capital, particularly to support foreign sales. The Company expects sales to foreign customers will be the fastest growing component of total revenues in 1997. Typical payment terms for foreign sales provide a small down payment, with the balance paid upon the shipment of equipment. Such payment terms require increased working capital availability to support manufacturing activites.

The Company is seeking increased working capital through a restructuring of the King Press Corporation line of credit to include a new lender to extend credit secured by the Company's assets in conjunction with its present lender, or other sources including a working capital line of credit guaranteed by the Export-Import Bank of the United States. There can be no assurance that a restructuring of the line of credit will occur, or that other sources of adequate working capital will be available. The Company will take additional cost reduction steps required to maintain the viability of the Company in the event that working capital required to maintain the Company's normal operations is not available.







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


                                          PUBLISHERS EQUIPMENT CORPORATION


November 11, 1996                             By:  /s/ Roger R. Baier
                                                   -----------------------
                                                   Roger R. Baier
                                                   Vice President Finance &
                                                   Treasurer
                                                   (Principal Financial Officer)



Page 13 of 13 sequentially numbered pages.