Form 10KSB
period 1996-12-31
PUBLISHERS EQUIPMENT CORP
filed 1997-03-26
CIK 715414

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
  (Mark One)

[X]Annual report under Section 13 or 15(d) of the Securities Exchange Act of
   1934. (Fee required).
  For the fiscal year ended December 31, 1996.

[_]Transition report under Section 13 or 15(d) of the Securities Act of 1934.
   (No fee required).
  For the transition period from              to               .

  Commission file number: 0-11744.

                       PUBLISHERS EQUIPMENT CORPORATION
                (Name of Small Business Issuer In Its Charter)

                TEXAS                                  75-1653425
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

16660 Dallas Parkway, Suite 1100, Dallas,                 75248
                    TX
 (Address of principal executive offices)              (zip code)

                                (214) 931-2312
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE
      -------------------                                 ON WHICH REGISTERED
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

Yes   X   No

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [_]

  The issuers revenues for the fiscal year ended December 31, 1996 were $16,568,599.

  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 1997, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $1,822,000.

  Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 14, 1997.

   TITLE OF EACH CLASS OF COMMON STOCK                      NUMBER OUTSTANDING
       Common Stock, No Par Value                               5,205,719

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of the issuer to be held during 1997 are incorporated hereby by reference in Part III.

  Page 1 of 30 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION

                  INDEX TO THE DECEMBER 31, 1996 FORM 10-KSB

                                                                        PAGE
                                                                        ----
                                    PART I

Item 1.    Business..................................................   3

Item 2.    Properties................................................   5

Item 3.    Legal Proceedings.........................................   6

Item 4.    Submission of Matters to a Vote of
           Security Holders..........................................   6


                                    PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters...........................  6

Item 6.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations.............................................  7

Item 7.    Financial Statements and Supplementary
           Data...................................................... 12

Item 8.    Changes In and Disagreements with
           Accountants on Accounting and
           Financial Disclosure...................................... 25


                                   PART III

Item 9.    Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
           Section 16(a) of the Exchange Act......................... 25

Item 10.   Executive Compensation.................................... 25

Item 11.   Security Ownership of Certain
           Beneficial Owners and Management.......................... 25

Item 12.   Certain Relationships and Related
           Transactions.............................................. 26

Item 13.   Exhibits, Lists and Reports on
           Form 8-K.................................................. 26

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

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (972) 931-2312. As of December 31, 1996, the Company employed 109 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a five-year contract that expires November 20, 2000. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                       Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 1996, the Company derived more than one-half of its revenues from foreign sales, which included customers in the Middle East and Europe. During 1995, the Company derived approximately one-third of its revenues from expanded sales of its cost effective newspaper press equipment in South America. (See Item 6. Results of Operations. Revenues.) In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi-commercial printers. During 1996, two customers accounted for approximately 46 percent of the Company's revenues. During 1995, one customer accounted for approximately 19 percent of the Company's revenues.

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

             Litho King Printing Press          Newspaper, Small
             and Add-On Units                   and Mid-Size

             Color King Printing Press          Newspaper; Semi-
             and Add-On Units                   Commercial, Heatset
                                                and Non-Heatset

             Process King Printing Press        Commercial, Heatset
             and Add-On Units                   and Non-Heatset

             Media King Printing Press          Newspaper, Mid-Size;
             and Add-On Units                   Semi-Commercial, Heatset
                                                and Non-Heatset

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers. Because of the complex nature of printing presses, the Company's contracts provide for a continuing involvement with its customers' operations following the completion of a project in order to assure that the performance of the equipment meets both contractual obligations and customer requirements. During 1996, approximately $383,000 was charged to operations for warranty costs, compared to approximately $235,000 charged to operations for warranty costs in 1995.

                              Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1995 and 1996, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the emerging former East Block countries. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

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

During 1996, the Company spent approximately $67,000 on research and development activities not connected with customer contracts. During 1995, the Company spent approximately $79,000 on such research and development activities.

                                  Competition

King Press' operations compete on a worldwide basis, principally with U.S. based Harris Graphics of Harris-Heidelberg; Goss Graphic Systems, a former division of Rockwell International Corporation and MAN Roland, Inc. The Company believes its single-width presses provide a price/performance combination superior to its competitors.

Item 2.  Properties
         ----------

The Company leases 1,925 square feet for its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas, which is used for its corporate management offices. The lease on this office expires in 1999, at which time the Company expects to negotiate a renewal of the lease.

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

                                     Stock
                                --------------
                                High       Low
                                ----       ---
1995
     First Quarter.............  0.63      0.31
     Second Quarter............  0.44      0.06
     Third Quarter.............  0.31      0.22
     Fourth Quarter............  0.31      0.13

1996
     First Quarter.............  0.28      0.13
     Second Quarter............  0.81      0.28
     Third Quarter.............  0.56      0.34
     Fourth Quarter............  0.56      0.25

1997
     First Quarter.............  0.56      0.35
     (Through March 14, 1997)

As of March 14, 1997, there were approximately 441 record holders of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

                        Financial Position and Liquidity

King Press was supported for the first two months of 1996 by a secured $3,850,000 working line of credit that expired February 29, 1996. The loan agreement pertaining to the line of credit included restrictions on indebtedness, liens and the disposal of assets; required that certain financial ratios be maintained; and, reduced the principal amount available under the line over its terms to an amount of $3,100,000 at February 29, 1996.

King Press was supported for the final ten months of 1996 by a secured $3,050,000 working capital line of credit that expires March 31, 1997. The loan agreement pertaining to the line of credit includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, reduces the principal amount available under the line of credit in quarterly amounts from $3,050,000 at March 1, 1996, to $2,950,000 at January 31, 1997. The loan agreement was amended effective January 31, 1997, to increase the principal amount available under the line of credit to $3,000,000 from January 31, 1997, through March 31, 1997. At December 31, 1996,
King Press had $2,760,000 outstanding the revolving credit line, and was in compliance with all provisions of the loan agreement.

The Company expects to receive an extension of its line of credit at its maturity in March 1997 for a period of time sufficient to permit a restructuring that includes an increased principal amount available. The Company is pursuing such a restructuring, but there can be no assurances that such a restructuring will occur. If the Company is not successful in securing a new line of credit before the March 31, 1997, maturity date of its present line of credit, the Company will ask the lender to extend the present line of credit.

The Company's liquidity improved in 1996 compared to 1995 as a result of the higher level of sales activity in 1996. The step-downs in credit availability under the line of credit in 1995 and 1996 required that measures to conserve working capital implemented in 1995 be continued in 1996. These measures included operating at the reduced manpower levels and restricting discretionary spending, including capital expenditures. The increase in principal amount available being pursued under a restructured working capital line of credit is being sought to support anticipated increases in sales activity as market conditions for printing equipment improve, and permit the budgeting of capital expenditures to maintain the Company's plant and equipment.

                             Results of Operations

Revenues.  Revenues of $16,569,000 for 1996 compare to $7,428,000 for 1995, an
--------
increase of approximately 123 percent. Both domestic and foreign revenues increased in 1996 compared to 1995. Revenues derived from sales to domestic customers increased approximately 167 percent in 1996 compared to 1995. This increase reflects abnormally low domestic press sales activity in 1995, and some improvement in domestic market conditions in 1996. The largest contributor to domestic revenues in 1996 was the shipment of a large multi-press order to Gannett Company, a leading U.S. newspaper group, in the first quarter of the year. This equipment had a successful startup in the first quarter and provides versatile printing capability for color circulars, and other newspaper products to supplement Gannett Company's large press capabilities. In recent years, the business mix of major newspapers has included an increasing content of short press run products such as circulars and inserts. These short-run products are produced more cost effectively, with less waste, on single-width press equipment such as the Company supplied to Gannett Company.

The use of single-width equipment to supplement large newspaper press room equipment is a positive development in domestic printing equipment markets which have begun a slow and irregular recovery from one of the worst recessions ever experienced by the industry. This recession began in 1990 when reductions in printing demand occurred following a curtailment of advertising expenditures by major domestic business segments. Advertising expenditures represent the major source of income for the industry's customer base. The reduction in domestic advertising expenditures that began in 1990 was made in response to uncertainties in the U.S. economy, and this decline continued through 1992. In 1993, the trend in domestic advertising expenditures began to show signs of a slow turn-around, and in 1994 registered a clear increase, as reported in trade publications. These slowly improving market conditions continued in 1995 and 1996, but press orders were affected by the normal lag time of equipment expenditures behind increases in printing demand. In addition, many potential purchasers adopted a cautious approach to equipment purchase decisions as the strength of the recovery in print demand and the effect of increasing newsprint costs were assessed. Newsprint cost is the single largest component of a newspapers production expense. As advertising levels increased, newsprint demand grew to absorb paper mill capacity, resulting in higher newsprint costs. To a lesser extent, domestic sales activity has been affected by the absorption of over capacity in certain market segments.

The improvement in domestic market conditions in 1996 compared to 1995 was provided by growth in advertising expenditures and gains in profitability achieved by major newspaper groups. The increase in profitability among newspaper groups was the result of lower newsprint costs, which by year end 1996 had declined more than 30 percent from the year end 1995 level, and from measures taken to reduce operating expenses. These cost saving measures included reductions in work force and a narrowing of geographic distribution of newspaper products. The Company believes that there is pent-up demand for printing equipment in domestic markets, which can be released with stable interest rates and a continuation of the improved market conditions developing in 1996. The successful startup of the Company's equipment at Gannett Company is providing an important showcase for the Company's products as domestic market conditions further improve.

Revenues derived from sales to foreign customers, which accounted for approximately 52 percent of total revenues in 1996, increased approximately 93 percent in 1996 compared to 1995, when foreign sales accounted for approximately 60 percent of total revenues. The major contributor to foreign revenues in 1996 was the shipment of a large order for combined newspaper and commercial press equipment to a customer in the United Arab Emirates in the fourth quarter of the year. Newspapers in many foreign markets are increasing the glossy, heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development in foreign markets offers a significant business opportunity for its cost effective newspaper and commercial press equipment, which can be sold separately or in combination. In 1995, the Company introduced the Commercial 2000 press package, a complete newspaper/commercial press consisting of its Color King and News King printing units. The Commercial 2000 press package is offered to both foreign and domestic sales prospects.

In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Bloc countries. The Company's most promising current sales prospects lie in these markets, and contracts with several of these prospects are currently being pursued. The consummation of these contracts has been subject to delays as a result of a variety of external factors affecting all equipment suppliers.
These factors include economic uncertainties affecting print demand and financing availability in each market, and selection of equipment supplier under very competitive conditions. The Company competes on a worldwide basis with both domestic and foreign equipment suppliers. The Company's competitive position relative to foreign equipment suppliers is affected by currency exchange rates. During 1996, the U.S. dollar strengthened relative to most foreign currencies, which had an adverse effect on the Company's competitive pricing position with foreign equipment suppliers. This same competitive pricing disadvantage relative to foreign equipment suppliers is expected to continue in 1997.

The Company currently has contracts for two significant foreign orders whose closure is pending only finalization of financing arrangements. In addition to these contracts, which are not included in backlog, the Company is competing for other foreign orders that would call for the shipment of equipment in 1997.

With backlog of $3.8 million entering 1997, the Company's financial performance for the first half of 1997 will be below the first half of 1996, which had entering backlog of $6.1 million. The Company attributes the reduction in backlog at year end 1996 to delays in contract signings, principally foreign contracts for the reasons cited above, but also several important domestic contracts which are being delayed by uncertainties in print demand that affect equipment selection. These uncertainties in foreign and domestic markets often result in multiple contract proposals for the same sales prospect that contain different equipment configurations and contract values. The volume of potential equipment sales in foreign and domestic markets offers an opportunity for improved financial performance by the Company in late 1997, much like was experienced in 1996. The Company's financial results for the second half of 1997 will depend on the Company's ability to achieve a timely booking of certain of these foreign and domestic contracts in the first half of the year. Competitive pricing pressures remain intense in both domestic and foreign markets, which will have an adverse effect on contract profit margins in 1997, as was experienced in 1996.

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

The adverse market conditions of recent years has not only affected equipment suppliers, but also many in the Company's customer base whose financial strength has been weakened as printing demands declined. Increasingly, the Company's sales efforts have become dependent upon its ability to provide assistance in arranging equipment financing for both domestic and foreign customers. In the case of domestic customers, this assistance generally involves a coordination of activities with third party leasing companies. For foreign customers, this assistance comes from the ability of the Company to arrange third party financing through such institutions as the Export-Import Bank of the United States. Such international financial arrangements are complex, involving both foreign and domestic banks, and often impede equipment delivery schedules.

Gross Profit.  Gross profit of $3,164,000, or 19.1 percent of revenues, for 1996
------------
compares to $1,964,000, or 26.4 percent of revenues, for 1995. The reduction in gross profit expressed as a percent of revenues in 1996 is principally a result of differences in product mixes for the two years. The Company's profit margins on its products and services sold did not change materially from 1995 to 1996; however, the business mix in 1995 contained a larger component of spare parts sales, which have a higher profit margin than other Company products and services. The level of sales of spare parts for the Company's press equipment has remained relatively stable from year to year, and in 1996 was essentially unchanged from 1995. This same level of parts sales represented a percentage of total revenues in 1995 that is more than twice as large as the spare parts percentage of total revenues in 1996. This larger component of spare parts sales in 1995 compared to 1996 had a corresponding favorable effect on gross profit margin in 1995 compared to 1996.

Selling, General and Administrative Expense.  Selling, general and
-------------------------------------------
administrative expense of $2,435,000, or 14.7 percent of revenues for 1996 compares to $2,449,000, or 33.0 percent of revenues, for 1995. The reduction in selling, general and administrative expense in 1996 is a result of the higher level of revenues in 1996 compared to 1995.

The Company maintained cost containment measures in 1996 that were adopted in recent years in response to slowing business activity in printing equipment markets.

Other Income (Expense).  Interest expense of $276,000 for 1996 compares to
----------------------
$383,000 for 1995, reflecting primarily a lower level of borrowing by King Press under its working capital line of credit. Interest income of $10,000 in 1996 compares to $16,000 in 1995, and is derived primarily from short term money market investments. Net other income of $2,000 for 1996 compares to net other income of $105,000 in 1995. During the first quarter of 1995, the Company sold shares held in an affiliated company for $150,000 (See Note 3 of Notes to Consolidated Financial Statements).

Provision For Taxes.  The Company utilized available net operating loss
-------------------
carryforwards to offset federal and state income tax liabilities for 1996.
There was no provision required for federal or state income taxes in 1995.  (See
Note 8 of Notes to Consolidated Financial Statements).

Net Income(Loss).  Net income of $465,000, or 2.8 percent of revenues, for 1996
----------------
compares to a net loss of $747,000, or 10.1 percent of revenues, for 1995.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Consolidated Financial Statements      Page
         and Financial Statement Schedules:              ----

         Report of Independent Public Accountants.....     13

         Consolidated Balance Sheet as of
           December 31, 1996..........................     14

         Consolidated Statements of Operations -
           two years in the period ended
           December 31, 1996..........................     15

         Consolidated Statements of Shareholders'
           Equity - two years in the period
           ended December 31, 1996....................     16

         Consolidated Statements of Cash Flows -
           two years in the period ended
           December 31, 1996..........................     17

         Notes to Consolidated Financial
           Statements.................................     18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Publishers Equipment Corporation:


We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation as of December 31, 1996, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
March 14, 1997

                        PUBLISHERS EQUIPMENT CORPORATION
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
                                                                    December 31,
                                                                        1996
--------------------------------------------------------------------------------
ASSETS
------
   Current assets:
       Cash and cash equivalents ...............................   $    148,239
       Trade accounts receivable (net of allowance for
            doubtful accounts of $49,404) ......................        882,565
       Inventories (Note 4) ....................................      7,444,457
       Prepaid expenses and other current assets ...............        129,309
                                                                    -----------
            Total current assets ...............................      8,604,570
                                                                    -----------
   Property, plant and equipment, at cost (Note 6):
       Land ....................................................         30,138
       Building ................................................      1,555,309
       Transportation equipment ................................         51,112
       Furniture and fixtures ..................................        816,006
       Machinery and tools .....................................      1,683,366
                                                                    -----------
                                                                      4,135,931
       Less accumulated depreciation ...........................      2,826,414
                                                                    -----------
            Net property, plant and equipment ..................      1,309,517
                                                                    -----------
                                                                   $  9,914,087
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
       Trade accounts payable ..................................   $  1,000,243
       Accrued liabilities .....................................        400,200
       Accrued warranty expense (Note 5) .......................        174,821
       Customer deposits .......................................        631,940
       Deferred installation revenue ...........................        377,950
       Current portion of long-term debt (Note 6) ..............      3,671,604
                                                                    -----------
            Total current liabilities ..........................      6,256,758
                                                                    -----------
   Other liabilities ...........................................        169,613
                                                                    -----------
   Contingencies and commitments (Notes 7)
   Shareholders' equity ( Notes 9 and 10):
       Preferred stock, no par value; 1,000,000 authorized;
            Series A convertible preferred stock, 250,000 shares
            authorized, 58,136 issued in 1996,
            liquidation value of $6.88 per share (Note 9) ......        400,000
       Common stock, no par value; 9,000,000 shares authorized
            5,236,899 issued in 1996 ...........................     18,914,871
       Treasury stock, 45,714 shares at cost ...................       (168,496)
       Retained deficit ........................................    (15,658,659)
                                                                    -----------
             Total shareholders' equity ........................      3,487,716
                                                                    -----------
                                                                   $  9,914,087
                                                                    ===========
                 See accompanying notes

                        PUBLISHERS EQUIPMENT CORPORATION

------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------
                                        Years ended December 31,
                                           1996           1995
------------------------------------------------------------------
Revenues ..........................   $ 16,568,599    $  7,428,033

Cost of revenues ..................     13,404,351       5,464,322
                                      ------------    ------------

Gross profit ......................      3,164,248       1,963,711

Selling, general and administrative
    expenses (Note 11) ............      2,435,037       2,448,853
                                      ------------    ------------

Operating profit (loss) ...........        729,211        (485,142)

Other income (expense):
   Interest expense ...............       (276,397)       (382,906)
   Interest income ................          9,772          15,553
   Other income, net (Note 3) .....          2,043         105,307
                                      ------------    ------------

Income (loss) before taxes ........        464,629        (747,188)

Provision for income taxes ........           --              --
                                      ------------    ------------

Net income (loss) .................   $    464,629    $   (747,188)
                                      ============    ============

Net income (loss) per common share    $       0.09    $      (0.14)
                                      ============    ============

Weighted average common shares ....      5,191,185       5,176,651


       See accompanying notes.

-------------------------------------------------------------------

                                                 PUBLISHERS EQUIPMENT CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                              Years ended December 31, 1995 and 1996
------------------------------------------------------------------------------------------------------------------------------------

                                         Series A
                                        Convertible
                                      Preferred Stock         Common Stock             Treasury Stock
                                     -----------------     --------------------      ------------------     Retained
                                     Shares     Amount     Shares        Amount      Shares      Amount     Deficit        Total
                                     ------     ------     ------        ------      ------      ------   ------------    ---------
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 .....   87,204   $ 600,000   5,207,831   $ 18,714,871   45,714   $(168,496)  $(15,376,100)   3,770,275

  Issuance of shares upon
     conversion of preferred
     stock (Note 9)...............   (14,534)  (100,000)     14,534        100,000     --          --             --           --

  Net loss .......................     --         --           --             --       --          --         (747,188)    (747,188)

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 .....    72,670    500,000   5,222,365     18,814,871   45,714    (168,496)   (16,123,288)   3,023,087

  Issuance of shares upon
     conversion of preferred
     stock (Note 9)...............   (14,534)  (100,000)     14,534        100,000     --          --             --

  Net income .....................      --        --           --             --       --          --          464,629      464,629
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996 .....    58,136   $ 400,000  5,236,899   $ 18,914,871   45,714   $(168,496)  $(15,658,659)  $3,487,716
                                     =======   =========  =========   ============   ======   =========   ============   ==========

See accompanying notes.


                              PUBLISHERS EQUIPMENT CORPORATION
-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
                                                               Years ended December 31,
                                                                  1996           1995
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) from operations ......................   $   464,629    $  (747,188)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
           Depreciation and amortization ..................       238,138        224,175
           Provision for losses on doubtful accounts ......        30,586       (189,008)

Change in assets and liabilities:
           Decrease (increase) in accounts receivable .....       (98,744)       668,769
           Decrease (increase) in inventories .............     1,898,740     (1,539,013)
           Decrease in other current assets ...............        17,572        136,789
           Decrease in other assets .......................          --           74,349
           Decrease in accounts payable and
                 accrued liabilities ......................    (1,081,672)      (301,066)
           Increase (decrease) in customer deposits .......    (1,602,280)     2,234,220
           Increase (decrease) in accrued warranty expense         51,243       (253,892)
           Increase in deferred installation revenue ......       396,450        139,000
                                                              -----------    -----------
   Net cash provided by operations ........................       314,662        447,135

Cash flows from investing activities:
           Net retirements of property, plant and equipment          --            1,378
           Additions to property, plant and equipment .....      (223,120)       (26,552)
                                                              -----------    -----------
   Net cash used in investing activities ..................      (223,120)       (25,174)

Cash flows from financing activities:
      Total borrowings ....................................     9,455,000      5,880,000
      Total repayments ....................................    (9,489,400)    (6,223,743)
                                                              -----------    -----------
   Net cash used in financing activities ..................       (34,400)      (343,743)
                                                              -----------    -----------

Net increase in cash and cash equivalents .................        57,142         78,218
Cash and cash equivalents at beginning of period ..........        91,097         12,879
                                                              -----------    -----------
Cash and cash equivalents at end of period ................   $   148,239    $    91,097
                                                              ===========    ===========

       See accompanying notes.
-----------------------------------------------------------------------------------------

                       PUBLISHERS EQUIPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS

Publishers Equipment Corporation (the "Company") is a multinational manufacturer of single-width newspaper, commercial and semi-commercial printing presses. The Company markets its products through it's wholly-owned subsidiary, King Press Corporation ("King Press"). King Press was acquired by the Company in 1984 and has served printing equipment markets since the early 1960's. Presses are sold primarily to small newspapers as well as commercial and semi-commercial printers and publishers located throughout the world.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements of the Company include the accounts of Publishers Equipment Corporation and King Press Corporation. All significant intercompany transactions are eliminated.

REVENUE RECOGNITION - Revenues from sales of manufactured presses and parts are recognized when shipped.

ACCOUNTS RECEIVABLE - A majority of the Company's accounts receivable are due from companies in the printing industry. Credit is extended based on evaluation of the customer's financial condition and, generally, collateral is not required. Credit losses have historically been within management's expectations.

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

RESEARCH AND DEVELOPMENT COSTS - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 1996 and 1995, research and development costs aggregated approximately $67,000 and $79,000, respectively.

                       PUBLISHERS EQUIPMENT CORPORATION

INCOME TAXES - Deferred income taxes are provided for differences in the recognition of income and expenses for financial statement and tax purposes (See
Note 8).

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of common shares outstanding. The effects of the Company's common stock equivalents, convertible debentures and preferred stock were insignificant in 1996 and anti-dilutive in 1995, and were therefore excluded from the calculation of earnings per share for both 1996 and 1995.

CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of three months or less and certificates of deposit to be cash equivalents.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   INVESTMENT IN AFFILIATE

At December 31, 1994, the Company had a 7.0 percent equity interest in KBA-Motter Corp., which it had written off in 1991. In January 1995, the Company sold its interest in KBA-Motter Corp. representing its 7.0 percent equity interest for $150,000, which amount is reflected in "Other income, net" in the accompanying Consolidated Statements of Operations. As a result, at December 31, 1996 and 1995, the Company had no equity interest in this affiliated company.

4.   INVENTORIES

                                                Year ended
                                               December 31,
                                                   1996
--------------------------------------------------------------------------------
     Raw materials................              $   95,003
     Work-in process..............                 929,805
     Finished goods...............               6,295,808
     Used presses.................                 657,762
                                                ----------
                                                 7,978,378
     Less inventory reserves                      (533,921)
                                                ----------
                                                $7,444,457
                                                ==========

                       PUBLISHERS EQUIPMENT CORPORATION

5.   WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense provided was approximately $383,000 in 1996 and $235,000 in 1995, and is included in cost of revenues in the accompanying Consolidated Statements of Operations. During 1996 and 1995, reductions to the Company's warranty reserve of approximately $101,000 and $336,000 respectively were made to bring this reserve in line with the estimated liability for equipment in warranty at year end. This reserve activity resulted in a net warranty expense of $282,000 in 1996 and ($101,000) in 1995.


6.   DEBT
                                                        Year ended
                                                       December 31,
                                                           1996
--------------------------------------------------------------------------------
     Amounts outstanding under
      the King Press bank revolving line
      of credit, interest at prime plus
      1.5% (9.75% at December 31, 1996)
      due March 1997, secured by all real
      and personal property of King Press.............  $2,670,000

     Subordinated note, convertible into common stock
      at $7.50 per share (subject to anti-dilution
      provisions), interest at 0% in 1995 and
      German Prime rate in 1996 and 1997,
      due December 1997, unsecured....................   1,000,000


     Other............................................       1,604
                                                        ----------
                                                         3,671,604
     Less current maturities..........................   3,671,604
                                                        ----------
                                                        $   --
                                                        ==========

                       PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1996, King Press may borrow up to $2,850,000 at the U.S. Prime rate of interest plus 1.5 percent under a revolving credit line expiring March 31, 1997. At December 31, 1996, King Press had $2,670,000 outstanding under the revolving credit line. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At December 31, 1996, the Company was in compliance with all provisions of the loan agreement.

The Company paid interest of approximately $248,000 in 1996 and $424,000 in 1995.

7.   CONTINGENCIES

The Company has from time to time become involved in various claims and lawsuits incidental to its business. In the opinion of management, any liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

8.   INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included a company's financial statements and tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The Company had no provision for Federal or state income taxes for 1996 or 1995. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.


                                                  1996    1995
                                                  ----    ----
U.S. Federal statutory rate (benefit)              34%    (34%)
Loss producing no current tax benefit              --      34%
Utilization of net operating loss carryforwards   (34%)    --
                                                  ----    ----
                                                    0%      0%
                                                  ====    ====

                       PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1996, the Company had deferred tax liabilities of $200,000, deferred tax assets of $5,982,000 and a valuation allowance of $5,782,000. The principal temporary differences included above are long term capital loss carryforwards ($2,581,000), net operating loss carryforwards ($1,797,000), general business credits ($614,000), minimum tax credit ($98,000), uniform inventory cost capitalization ($367,000), depreciation $171,000 and accruals ($496,000).

The Company has long term capital loss carryforwards for U.S. tax purposes of $7,592,000, net operating loss carryforwards of $5,285,000 and general business credit carryforwards of $614,000. The long term capital loss carryforwards, the tax loss carryforward and general business credit carryforwards expire beginning in 2001 and 1997.

9.   PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value, to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992, 1993, 1994, 1995, 1996 and 1997, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has reserved 58,136 common shares for issuance upon conversion of the outstanding Series A shares.

10.  STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $1.00 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

                       PUBLISHERS EQUIPMENT CORPORATION

A summary of option transactions in 1995 and 1996 follows:

                                                                         Options       Total Option
                                                                         (Shares)          Price
---------------------------------------------------------------------------------------------------
Outstanding at
  December 31, 1994................................................       387,492        $ 392,555

Granted............................................................          --              --
Cancelled..........................................................      (213,242)        (213,242)
Exercised..........................................................          --              --
                                                                         --------        ---------
Outstanding at
  December 31, 1995................................................       174,250        $ 179,313

Granted............................................................         3,000            3,000
Cancelled..........................................................       (40,000)         (44,063)
Exercised..........................................................          --              --

Outstanding at
  December 31, 1996................................................       137,250        $ 138,250
                                                                          -------        ---------
Exercisable at end of 1996.........................................       105,438

Common stock reserved for
  options at end of 1996...........................................       317,725

Exercise price of options
  outstanding at end of 1996.......................................      $ 1.00 - $ 1.50

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Since the effect of SFAS No. 123 is not material, the Company has made no disclosure of pro forma net income and earnings per share as if SFAS No. 123 had been adopted.

                       PUBLISHERS EQUIPMENT CORPORATION

11.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan available to the employees of the Company after six months of service. The plan provides for voluntary contributions from participating employees. A participant may elect to make contributions up to the maximum permissible amount (the lesser of $30,000 or 25% of the participant's annual compensation) on a before tax basis. The 401(k) plan allows the Company to make voluntary contributions to the accounts of participating employees. The Company made no contributions to the 401(k) plan for 1996 or 1995. The Company pays all fees and expenses incurred for administration of the 401(k) plan.

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. Contributions to the plans are funded currently. The costs of the pension plans were approximately $193,000 in 1996 and $133,000 in 1995.

12.  EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $8,550,000 in 1996 and $4,423,000 in 1995.

13.  SIGNIFICANT CUSTOMERS

During 1996, two customers accounted for approximately 46 percent of the Company's revenues. During 1995, one customer accounted for approximately 19 percent of the Company's revenues.

Item 8.  Changes In and Disagreements with Accountants
         ---------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------

Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         ----------------------------------------------------
         Persons; Compliance with Section 16(a) of the Exchange
         ------------------------------------------------------
         Act
         ---

                       Executive Officers Of The Company
                       ---------------------------------

         Name                    Age               Present Position
        ------                  -----              ----------------
       Evans Kostas               61             Chairman of the Board
                                                 Chief Executive Officer
                                                 and President

       Roger R. Baier             54             Chief Financial Officer
                                                 and Vice President
                                                 Finance

Both of the Executive Officers of the Company have served in their present capacities for the Company for at least the past five years.

[The remaining information required by Part III, Items 9, 10, 11 and 12 are set forth in the Proxy Statement to be delivered to Shareholders in connection with the Company's Annual Meeting of Shareholders presently scheduled to be held on June 20, 1997, which information is incorporated herein by reference.]

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


By: /s/ Evans Kostas
   --------------------------                           Date:  March 7, 1997
   Evans Kostas                                              -------------------
   Chairman of the Board,
   President and Chief Executive Officer

     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                         Date
---------                      -----                         ----

/s/ Evans Kostas          Chairman of the Board          March 7, 1997
-------------------       President and Chief            -------------
Evans Kostas              Executive Officer



/s/ Roger R. Baier        Vice President-Finance         March 7, 1997
--------------------      and Treasurer (Principal       -------------
Roger R. Baier            Financial and Accounting
                          Officer)


/s/ Simon Bonnier
---------------------     Director                       March 18, 1997
Simon Bonnier                                            --------------


/s/ James K. Feeney
---------------------     Director                       March 15, 1997
James K. Feeney                                          --------------


/s/ Robert S. Hamilton
-----------------------   Director                       March 10, 1997
Robert S. Hamilton                                       --------------


/s/ Ole B. Rygh
-----------------------   Director                       March 18, 1997
Ole B. Rygh                                              --------------


/s/ Reinhart Siewert
-----------------------   Director                       March 10, 1997
Reinhart Siewert                                         --------------

                       PUBLISHERS EQUIPMENT CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION                             PAGE
-----------              -----------                             ----

   3.1          Articles of Incorporation of the
                Company, together with Articles
                of Amendment and Form of Amendment                 *

   3.2          Articles of Amendment to Articles
                of Incorporation of the Company,
                filed with the Office of the Secre-
                tary of State of Texas on June 2,
                1988                                              **

   3.3          Certificate of Correction of
                Articles of Incorporation of the
                Company, filed with the Office of
                the State of Texas on April 9, 1990              ***

   3.4          Amended and Restated Bylaws of the
                Company                                          ***

  10.1          Loan Agreement, dated as of March
                1, 1996, between the Company and
                Mercantile Bank of Joplin, N.A.                 *****

  10.2          Promissory Note, dated as of March
                1, 1996, between the Company and
                Mercantile Bank of Joplin, N.A.                 *****

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

  10.5          Employment Agreement, dated as
                of May 2, 1988, as Amended by
                and between the Company and
                Robert S. Hamilton                              ****

  22            Subsidairies of the Company                       29

                                       Jurisdiction
                Name                 of Incorporation
                ----                 ----------------
              King Press
              Corporation               Missouri

              Applied Graphics,
              Inc.                      Texas

   24           Consent of Independent Public
                Accountants                                       30


----------------------------------
 * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (Registration No. 2-28017).

** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

*** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

**** Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

*****Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.