Form 10QSB
period 1997-03-31
PUBLISHERS EQUIPMENT CORP
filed 1997-05-14
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1997.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Texas                                         75-1653425
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


 16660 Dallas Parkway, Suite 1100, Dallas, Texas                        75248
------------------------------------------------                      ----------
    (Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X     NO
                              ---       ---

Number of shares outstanding of the issuer's common stock as of May 9, 1997, 5,205,719 shares of common stock, no par value.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 1997, are not necessarily indicative of results of operations for the entire year.

Page 2 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                                    March 31,
                                                                      1997
--------------------------------------------------------------------------------
                                    ASSETS
                                    ------

  Cash and cash equivalents......................................  $      87
  Accounts receivable............................................        495
  Inventories....................................................      7,885
  Other current assets...........................................        153
                                                                   ---------
      Total current assets.......................................      8,620

  Property, plant and equipment, net.............................      1,246
                                                                   ---------

  TOTAL ASSETS...................................................  $   9,866
                                                                   =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  Accounts payable and accrued liabilities.......................  $   1,691
  Accrued warranty expense.......................................        157
  Customer deposits..............................................        567
  Current portion of long-term debt..............................          1
  Short term debt................................................      2,695
                                                                   ---------
      Total current liabilities..................................      5,111

  Convertible subordinated note..................................      1,000
  Other liabilities..............................................        166

  Shareholders' equity:
      Preferred stock............................................        300
      Common stock...............................................     19,015
      Treasury stock.............................................       (168)
      Retained deficit...........................................    (15,558)
                                                                   ---------
         Total shareholders' equity..............................      3,589
                                                                   ---------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................  $   9,866
                                                                   =========

            See accompanying notes
--------------------------------------------------------------------------------


  Page 3 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                          1997         1996

--------------------------------------------------------------------------------
Revenues........................................      $    2,456   $    5,186

Cost of revenues................................           1,716        4,307
                                                      ----------   ----------

Gross profit....................................             740          879

Selling, general and
 administrative expense.........................             555          703
                                                      ----------   ----------

Operating income................................             185          176

Interest expense................................             (77)         (79)
Interest income.................................               2            4
Other income (expense), net.....................              (9)           2
                                                      ----------   ----------

Income before taxes.............................             101          103

Provision for income taxes (Note 1).............              -            -
                                                      ----------   ----------

Net income......................................      $      101   $      103
                                                      ==========   ==========

Net income per common share (Note 2)............      $     0.02   $     0.02
                                                      ==========   ==========

Weighted average common shares..................       5,205,719    5,191,185


See accompanying notes.

--------------------------------------------------------------------------------

Page 4 of 11 sequentially pages

                       PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                             1997       1996

-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income from operations...........................    $   101    $   103
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
      Depreciation and amortization....................         53         55
      Provision for losses on doubtful accounts........          8          8

Change in assets and liabilities:
      Decrease (increase) in accounts receivable.......        380     (1,060)
      Decrease (increase) in inventories...............       (251)     1,849
      Decrease (increase) in other current assets......        (24)        24
      Decrease in accounts payable and
       accrued liabilities.............................       (279)      (236)
      Increase (decrease) in accrued warranty expense..        (18)        90
      Decrease in customer deposits....................        (65)      (789)
                                                           -------    -------
  Net cash provided by (used in) operations............        (95)        44

Cash flows from investing activities:
      Retirements of property, plant & equipment.......         10         -
      Additions to property, plant and equipment.......         -         (17)
                                                           -------    -------
  Net cash provided by (used in) investing activities..         10        (17)

Cash flow from financing activities:
    Total borrowings...................................      1,531      2,174
    Total repayments...................................     (1,507)    (2,147)
                                                           -------    -------
  Net cash provided by financing activities............         24         27

Net increase (decrease) in cash and cash equivalents...        (61)        54

Cash and cash equivalents at beginning of period.......        148         91
                                                           -------    -------

Cash and cash equivalents at end of period.............    $    87    $   145
                                                           =======    =======


        See accompanying notes.
--------------------------------------------------------------------------------

Page 5 of 11 sequentially numbered pages.

                       PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  (unaudited)


1. The income tax provision for the three month period ended March 31, 1997, of $34,000 has been offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for earnings per share calculations for periods after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using SFAS No. 128:

                                                        Quarter Ended March 31,
                                                        -----------------------
                                                          1997            1996
                                                        -------         -------
     Pro forma earnings per share:
          Earnings per common share                      $ 0.02          $ 0.02
                                                         ======          ======
          Earnings per common share - assuming dilution  $ 0.02         $ 0.02
                                                         ======         ======
Page 6 of 11 sequentially numbered pages.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

The Company serves the printing industry worldwide with new and remanufactured single-width, web-fed offset printing equipment. Its products meet the needs of printers and publishers, and range from cost effective presses for newspaper production to heatset equipment that meet the high quality requirements of commercial printers. The Company's customer base includes a broad range of small newspapers, commercial and semi-commercial printers.

                             Results of Operations
                             ---------------------

Three Months Ended March 31, 1997
---------------------------------

REVENUES. Revenues of $2,456,000 for the first quarter of 1997 compare to $5,186,000 for the first quarter of 1996, a decrease of approximately 53 percent. Revenues derived from sales to domestic customers in the current quarter declined approximately 45 percent from the year earlier period which included an order for Gannett Company, a leading U.S. newspaper group, that accounted for over 40 percent of total first quarter 1996 revenues. The Company's domestic sales in 1996 were the highest recorded in recent years as the Company's financial results reflected an increase in equipment order entry activity in 1995 following a severe recession in the domestic printing equipment industry from 1990 to 1994. Domestic order entry activity in 1996 was below the 1995 level, but produced equipment orders for 1997 delivery that generated first quarter 1997 revenues higher than recessionary period levels.

Advertising revenues represent the major source of income for the industry's domestic customer base. During 1990, major domestic business segments began a curtailment of advertising expenditures in response to unfavorable economic conditions, and this reduction was not reversed until early 1994. As advertising expenditures declined, so did print demand and the requirement for printing equipment. In 1994, advertising expenditures and print demand began a turnaround and newsprint requirements grew to quickly absorb available papermill capacity, which had been reduced during the period of low newsprint demand. Newsprint cost, which is the single largest component of a newspapers production expense, increased almost twofold between early 1994 and year end 1995. This increase in newsprint cost had an adverse affect on printing equipment order activity in 1994 and constrained its growth in 1995, even as print demand was increasing. During 1996 papermill capacity increased and newsprint cost declined substantially, but the cost of newsprint entering 1997 remained above the early 1994 level.

Increased newsprint cost and uncertainties concerning the strength of the turnaround in advertising expenditures produced irregular order activity in domestic equipment printing markets in 1995 and 1996 that is continuing in 1997. Until these markets are more fully recovered, including the absorption of over capacity in the commercial printing segment, it will be difficult for the Company to achieve a sustained high level of domestic revenues from quarter to quarter. The Company believes that the full recovery of domestic printing equipment markets will require stable newsprint cost and interest rates underlying continued growth in print demand. As the first quarter of 1997 ends, trade publications report a significant strengthening of domestic advertising

Page 7 of 11 sequentially numbered pages.

expenditures. This development, if sustained, will do much to improve domestic printing equipment market conditions. A significant immediate business opportunity for the Company exists in the use of single-width press equipment to supplement large newspaper press room equipment for the production of targeted market products. In recent years the production mix at most major domestic newspapers has included an increasing content of color inserts, circulars and
other zoned newspaper products.   Such short press run products can be produced
more efficiently on single-width press equipment such as manufactured by the Company than large double-width equipment. The equipment delivered to Gannett Company in 1996 has been successfully in production for this purpose since February 1996, and its production capacity was increased in late 1996 by the purchase of supplemental equipment from the Company. The Company believes that the success at Gannett Company can result in additional equipment orders for similar applications.

Revenues derived from sales to foreign customers for the first quarter of 1997 decreased approximately 65 percent from the year earlier period, accounting for 27 percent of total revenues in the first quarter of 1997 compared to 38 percent of total revenues in the first quarter of 1996. Foreign markets for printing equipment are currently more active than domestic markets and the Company is aggressively pursuing several foreign orders through its worldwide sales organization. Foreign orders are often subject to delays in contract award resulting from a variety of factors that include economic uncertainties affecting print demand and financing availability, and the selection of equipment supplier under very competitive conditions. Such delays continue to effect certain foreign orders under contract to the Company that are excluded from backlog pending finalization of financing arrangements. The company attributes the decline in foreign revenues in the first quarter of 1997 compared to the first quarter of 1996 to delays in contract finalization.

GROSS PROFIT. Gross profit for the first quarter of 1997 of $740,000, or 30.1 percent of revenues, compares to $879,000, or 16.9 percent of revenues, for the first quarter of 1996. The improvement in gross profit expressed as a percent of revenues in the current quarter reflects the strategic pricing of equipment delivered to Gannett Company in the first quarter 1996 (See REVENUES). The contract with Gannett Company was priced at a reduced gross profit level for a new application of the Company's equipment. The Company expects that the gross profit margin to be earned on future sales of its equipment for this production purpose will be closer to its historical experience. Competitive pricing pressures remain intense in both domestic and commercial printing equipment markets, and will affect the Company's profit margins on all equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $555,000, or 22.6 percent of revenues, for the first quarter of 1997, compares to $703,000, or 13.6 percent of revenues, for the
first quarter of 1996.   The reduction in selling, general and administrative
expense in the current quarter is a result of lower domestic and foreign sales commissions in the first quarter of 1997.

Page 8 of 11 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of $77,000 for the first quarter of 1997 compares to $79,000 for the first quarter of 1996, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $2,000 for the first quarter of 1997, attributable primarily to short term money market investments, compares to $4,000 for the first quarter of 1996, attributable primarily to a trade note payable to King Press Corporation. Net other expense of $9,000 for the first quarter of 1997 compares to net other income of $2,000 for the first quarter of 1996.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first quarter of 1997 (See Note 1 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $101,000, or 4.1 percent of revenues, for the first quarter of 1997 compares to $103,000, or 2.0 percent of revenues, for the first quarter of 1996.

                        Financial Position and Liquidity
                        --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the first quarter of 1997 by a secured $3,000,000 line of credit that expired May 9, 1997. The loan agreement pertaining to the revolving line of credit included restrictions on indebtedness, liens and the disposal of assets, and required that certain financial ratios be maintained. At March 31, 1997, King Press Corporation had $2,695,000 outstanding under the line of credit and was in compliance with all provisions of the loan agreement.

The Company's line of credit that expired was replaced by a secured $3,500,000 line of credit with the same lender that expires May 31, 1998. The loan agreement pertaining to the new revolving line of credit includes similar restrictions on indebtedness, liens and the disposal of assets, and requires that certain financial ratios be maintained.

The Company believes that the $3,500,000 line of credit will be adequate for its working capital needs for the next twelve months, but is seeking increased working capital through a restructuring of the line of credit. The foreign content of the Company's revenues has increased in recent years, and is expected to remain a growing component of the Company's revenues in 1997 and 1998. Competitive conditions in international markets, and occasionally statutory constraints, result in financing structures that typically provide a small down payment, with the balance owing being paid only when the equipment ships. Such financing structures require added working capital availability for the production of an equipment order.

The restructuring of the King Press Corporation line of credit being sought may include a new lender to extend credit secured by the Company's assets in conjunction with its present lender, or other sources including a working capital line of credit guaranteed by the Export-Import Bank of the United States. There can be no assurance that a restructuring of the line of credit will occur, or that other sources of adequate working capital will be available. The Company will take steps required to maintain its liquidity and viability in the event that the additional working capital desired is not available.

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


                                            PUBLISHERS EQUIPMENT CORPORATION


May  9, 1997                                By: /s/ Roger R. Baier
                                               ---------------------------------
                                                Roger R. Baier
                                                Vice President Finance &
                                                Treasurer
                                                (Principal Financial Officer)

Page 11 of 11 sequentially numbered pages.