Form 10QSB
period 1997-06-30
PUBLISHERS EQUIPMENT CORP
filed 1997-08-08
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1997.

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

Number of shares outstanding of the issuer's common stock as of August 7, 1997, 5,205,719 shares of common stock, no par value.

Page 1 of 12 sequentially numbered pages.

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Index to Financial Statements
                         -----------------------------


                                                                           Page
                                                                          ------
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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 1997, are not necessarily indicative of results of operations for the entire year.



Page 2 of 12 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)



                                                                       June 30,
                                                                         1997
                                                                       --------
                                     ASSETS
                                     ------
     Cash and cash equivalents ....................................    $     75
     Accounts receivable ..........................................       1,753
     Inventories ..................................................       7,139
     Other current assets .........................................         116
                                                                       --------
         Total current assets .....................................       9,083

     Property, plant and equipment, net ...........................       1,186
                                                                       --------

     TOTAL ASSETS .................................................    $ 10,269
                                                                       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
     Accounts payable and accrued liabilities .....................    $  1,747
     Accrued warranty expense .....................................          92
     Customer deposits ............................................         137
     Convertible subordinated note ................................       1,000
     Short term debt ..............................................       3,487
                                                                       --------
         Total current liabilities ................................       6,463

     Other liabilities ............................................         162

     Shareholders' equity:
         Preferred stock ..........................................         300
         Common stock .............................................      19,015
         Treasury stock ...........................................        (168)
         Retained deficit .........................................     (15,503)
                                                                       --------
            Total shareholders' equity ............................       3,644
                                                                       --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................    $ 10,269
                                                                       ========

               See accompanying notes



     Page 3 of 12 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)



                                                           Three Months Ended              Six Months Ended
                                                                 June 30,                      June 30,
                                                           1997           1996           1997           1996
                                                        -------------------------     -------------------------


Revenues .............................................  $    3,541    $    2,404       $    5,997    $    7,590

Cost of revenues .....................................       2,554         1,744            4,271         6,050
                                                        ----------    ----------       ----------    ----------

Gross profit .........................................         987           660            1,726         1,540

Selling, general and administrative expense ..........         840           591            1,394         1,294
                                                        ----------    ----------       ----------    ----------
Operating income .....................................         147            69              332           246

Interest expense .....................................         (88)          (69)            (165)         (148)
Interest income ......................................         -               2                2             5
Other income (expense), net ..........................          (4)          -                (13)            2
                                                        ----------    ----------       ----------    ----------

Income before taxes ..................................          55             2              156           105

Provision for income taxes (Note 1) ..................         -             -                -             -
                                                        ----------    ----------       ----------    ----------

Net income ...........................................  $       55    $        2       $      156    $      105
                                                        ==========    ==========       ==========    ==========

Net income per common share (Note 2) .................  $     0.01    $      -         $     0.03    $     0.02
                                                        ==========    ==========       ==========    ==========

Weighted average common shares .......................   5,205,719     5,191,185        5,205,719     5,191,185



  See accompanying notes.



Page 4 of 12 sequentially pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)




                                                               Six Months Ended
                                                                   June 30,
                                                               1997       1996
                                                             -------------------

Cash flows from operating activities:
   Net income from operations ............................   $   156    $   105
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
           Depreciation and amortization .................       124        113
           Provision for losses on doubtful accounts .....         9         15

Change in assets and liabilities:
           Increase in accounts receivable ...............      (880)      (140)
           Decrease in inventories .......................       494        684
           Decrease in other current assets ..............        13         87
           Decrease in accounts payable and
                 accrued liabilities .....................      (270)      (599)
Increase (decrease) in accrued warranty expense ..........       (39)       372
           Increase (decrease) in customer deposits ......      (495)        24
                                                             -------    -------
   Net cash provided by (used in) operations .............      (888)       661

Cash flows from investing activities:
           Additions to property, plant and equipment ....       -         (146)
                                                             -------    -------
   Net cash used in investing activities .................       -         (146)

Cash flow from financing activities:
      Total borrowings ...................................     3,015      4,349
      Total repayments ...................................    (2,200)    (4,807)
                                                             -------    -------
   Net cash provided by (used in) financing activities ...       815       (458)

Net increase (decrease) in cash and cash equivalents .....       (73)        57

Cash and cash equivalents at beginning of period .........       148         91
                                                             -------    -------

Cash and cash equivalents at end of period ...............   $    75    $   148
                                                             =======    =======

             See accompanying notes.



Page 5 of 12 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                                  (unaudited)


1. The income tax provision for the six month period ended June 30, 1997, of $54,000 has been offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.

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

                                                   Pro Forma Earnings Per Share

                                              Three Months                Six Months
                                              Ended June 30,            Ended June 30,
                                              --------------            --------------
                                            1997          1996        1997          1996
                                            ----          ----        ----          ----
       Earnings per common share           $ 0.01        $   --      $ 0.03        $ 0.02
                                           ======        ======      ======        ======
       Earnings per common share -
        assuming dilution                  $ 0.01        $   --      $ 0.03        $ 0.02
                                           ======        ======      ======        ======


Page 6 of 12 sequentially numbered pages.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

The Company serves the printing industry worldwide with new and remanufactured single-width, web-fed offset printing equipment through its wholly owned subsidiary King Press Corporation. Its products meet the needs of printers and publishers, and range from cost effective presses for newspaper production to heatset equipment that meet the high quality requirements of commercial printers. The Company's customer base includes a broad range of small newspapers, commercial and semi-commercial printers.

                             Results of Operations
                             ---------------------

Three Months Ended June 30, 1997
--------------------------------

REVENUES. Revenues of $3,541,000 for the second quarter of 1997 compares to $2,404,000 for the second quarter of 1996, an increase of approximately 47 percent that reflects increases in both domestic and foreign revenues in the current quarter.

Revenues derived from sales to domestic customers increased approximately 46 percent in the second quarter of 1997 compared to the second quarter of 1996 as domestic printing equipment markets continue to recover from a severe recessionary period of 1990 to 1994.

Advertising revenues represent the major source of income for the industry's domestic customer base. During 1990, major domestic business segments began a curtailment of advertising expenditures in response to unfavorable economic conditions, and this reduction was not reversed until early 1994. In the first half of 1997, trade publications have reported a significant strengthening of domestic advertising expenditures. As advertising expenditures declined, so did print demand and the requirement for printing equipment. In 1994, advertising expenditures and print demand began a turnaround and newsprint requirements grew to quickly absorb available papermill capacity, which had been reduced during the period of low newsprint demand. Newsprint cost, which is the single largest component of a newspapers production expense, increased almost twofold between early 1994 and year end 1995. This increase in newsprint cost had an adverse affect on printing equipment order activity in 1994 and constrained its growth in 1995, even as print demand was increasing. During 1996 papermill capacity increased and newsprint cost declined substantially, but the cost of newsprint entering 1997 remained above the early 1994 level.

Increased newsprint cost and uncertainties concerning the strength of the turnaround in advertising expenditures produced irregular order activity in domestic equipment printing markets in 1995 and 1996 that is continuing in 1997. Until these markets are more fully recovered, including the absorption of over capacity in the commercial printing segment, it will be difficult for the Company to achieve a sustained high level of domestic revenues from quarter to quarter. The Company's backlog entering the third quarter of 1997 will adversely affect profitability for that quarter, but the prospects for the fourth quarter of 1997 are significantly better with the booking in July of a large order for Saudi Arabia (See Financial Position and Liquidity).

Page 7 of 12 sequentially numbered pages.

The Company believes that the full recovery of domestic printing equipment markets will require stable newsprint cost and interest rates underlying continued growth in print demand. The increase in advertising expenditures and reductions in newsprint cost, if sustained, will do much to improve domestic printing equipment market conditions.

Revenues derived from sales to foreign customers increased approximately 48 percent in the second quarter of 1997 compared to the second quarter of 1996, accounting for approximately 62 percent of total revenues in both periods. Revenues in the current quarter include, most significantly, an equipment order delivered to a customer in the Slovak Republic. In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and Former East Bloc countries. In July 1997, the Company completed contractual arrangements for a large press order scheduled for delivery to a customer in Saudi Arabia in the fourth quarter of this year. Both the order for the Slovak Republic and the order for Saudi Arabia will join other installations of the Company's equipment in these important market areas, which includes a large order delivered to a customer in the United Arab Emirates in the fourth quarter of 1996. Installation of this equipment in the United Arab Emirates was completed in the second quarter of 1997.

GROSS PROFIT. Gross profit for the second quarter of 1997 of $987,000, or 27.9 percent of revenues, compares to $660,000, or 27.5 percent of revenues, for the second quarter of 1996. The improvement in gross profit expressed as a percent of revenues in the second quarter of 1997 is attributable to a more favorable business mix in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $840,000, or 23.7 percent of revenues, for the second quarter of 1997 compares to $591,000, or 24.6 percent of revenues, for the second quarter of 1996. The increase in selling, general and administrative expense in the current quarter is attributable primarily to increased foreign sales commissions. Expressed as a percent of revenues, selling, general and administrative expense for the second quarter of 1997 compares favorably to the second quarter of 1996 as a result of increased revenues in the current period.

OTHER INCOME (EXPENSE). Interest expense of $88,000 for the second quarter of 1997 compares to $69,000 for the second quarter of 1996, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. In the second quarter of 1996, the Company had interest income of $2,000 attributable to short term money markets investments. In the second quarter of 1997, the Company had net other expense totaling $4,000.

NET INCOME. Net income of $55,000, or 1.6 percent of revenues, for the second quarter of 1997 compares to $2,000, or 0.1 percent of revenues, for the second quarter of 1996.




Page 8 of 12 sequentially numbered pages.

Six Months Ended June 30, 1997
------------------------------

REVENUES. Revenues of $5,997,000 for the first six months of 1997, compares to $7,590,000 for the first six months of 1996, a decrease of approximately 21 percent that reflects decreases in both domestic and foreign revenues in the current period.

Revenues derived from sales to domestic customers decreased approximately 25 percent in the first six months of 1997, compared to the year earlier period that included a large order for Gannett Company, a leading U.S. newspaper group. The equipment delivered to Gannett Company provides versatile printing capability for color circulars, inserts and other short press-run products. In recent years, the production mix of most major domestic newspapers has included an increasing content of such targeted market products which can be produced more efficiently on single-width press equipment such as manufactured by the Company. The Company believes that this application of its printing equipment offers an important new business opportunity and is actively pursuing sales to other domestic newspaper groups for this purpose.

Revenues derived from sales to foreign customers decreased approximately 17 percent in the first six months of 1997, accounting for approximately 48 percent of total revenues, compared to the year earlier period when foreign sales accounted for approximately 45 percent of total revenues. Foreign markets for printing equipment continue to be more active than domestic markets, but foreign orders are often subject to delays in contract award resulting from a variety of factors that include economic uncertainties affecting print demand and financing availability, and the selection of equipment supplier under very competitive
conditions.    The Company attributes the decline in foreign revenues in the current period primarily to delays in the finalization of several foreign orders currently being pursued.

GROSS PROFIT.  Gross profit for the first six months of 1997 of $1,726,000, or
28.8 percent of revenues, compares to $1,540,000, or 20.3 percent of revenues for the first six months of 1996. The improvement in gross profit expressed as a percent of revenues in the current period reflects the strategic pricing of equipment delivered to Gannett Company in the first quarter of 1996 (See

REVENUES. Six Months Ended June 30, 1997). The contract with Gannett Company was priced at a reduced gross profit level for a new application of the Company's equipment. The Company expects that the gross profit margin to be earned on future sales of its equipment for this production purpose will be closer to its historical experience. Competitive pricing pressures remain intense in both domestic and foreign printing markets and will affect the Company's profit margins on all equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,394,000, or 23.2 percent of revenues, for the first six months of 1997 compares to $1,294,000, or 17.0 percent of revenues, for the first six months of 1996. The increase in selling, general and administrative expense in the current period results primarily form increased foreign sales commission, and to a smaller extent reflects increases in research and development expenditures directed primarily at adapting the Company's products to meet the printing requirements of certain foreign markets.


Page 9 of 12 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of $165,000 for the first six months of 1997 compares to $148,000 for the first months of 1996, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $2,000 for the first six months of 1997, compares to $5,000 for the first six months of 1996, and is attributable to short term money markets investments. Net other expense of $13,000 for the first six months of 1997 compares to net other income of $2,000 for the first six months of 1996.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first six months of 1997 (See Note 1 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $156,000 or 2.6 percent of revenues, for the first six months of 1997, compares to $105,000 or 1.4 percent of revenues, for the first six months of 1996.


                       Financial Position and Liquidity
                       --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,500,000 line of credit that expires May 31, 1998. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets, and requires that certain financial ratios be maintained. At June 30, 1997, King Press Corporation had $3,487,000 outstanding under the line of credit and was in compliance with all provisions of the loan agreement.

The Company believes that the $3,500,000 line of credit will be adequate for its working capital needs for the next eleven months, but is seeking increased working capital through a restructuring of the line of credit. The foreign content of the Company's revenues has increased in recent years, and is expected to remain a growing component of the Company's revenues in 1997 and 1998. Competitive conditions in international markets, and occasionally statutory constraints, result in financing structures that typically provide a small down payment, with the balance owing being paid only when the equipment ships. Such financing structures require added working capital availability for the production of an equipment order.

A restructuring of the King Press Corporation line of credit is being sought that may include a new lender to extend credit secured by the Company's assets in conjunction with its present lender, or other sources including a working capital line of credit guaranteed by the Export-Import Bank of the United States. There can be no assurance that a restructuring of the line of credit will occur, or that other sources of adequate working capital will be available. The Company will take steps required to maintain its liquidity and viability in the event that the additional working capital desired is not available.

The Company's backlog at June 30, 1997, totaled approximately $1,490,000 compared to approximately $3,792,000 at December 31, 1996, and approximately $3,339,000 at March 31, 1997. During July 1997, backlog was increased to over $4.0 million with the sale of equipment for a customer in Saudi Arabia ( See REVENUES. Three Months Ended June 30, 1997).


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

          Not Applicable.

Item 3. Defaults upon Senior Securities.

          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Shareholders was held on June 20, 1997. One proposal was acted on at the Meeting:

                             Election of Directors
                             ---------------------

          The result of the vote to elect six directors for a one year term was as follows:

             Director           Votes For     Votes Against
          ------------------    ---------     -------------

          Simon Bonnier         4,534,599         12,176
          James K. Feeney       4,534,608         12,167
          Robert S. Hamilton    4,531,599         15,176
          Evans Kostas          4,533,255         13,520
          Ole B. Rygh           4,534,608         12,167
          Reinhart Siewert      4,534,608         12,167

Item 5. Other Information.

          Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

          Not Applicable.



Page 11 of 12 sequentially numbered pages.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PUBLISHERS EQUIPMENT CORPORATION


August 7, 1997                          By:     /s/Roger R. Baier
                                                --------------------------------
                                                Roger R. Baier
                                                Vice President Finance &
                                                Treasurer
                                                (Principal Financial Officer)



Page 12 of 12 sequentially numbered pages.