Form 10QSB
period 1997-09-30
PUBLISHERS EQUIPMENT CORP
filed 1997-11-05
CIK 715414

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1997.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)


      Texas                          75-1653425
------------------------    ------------------------------------
(State of incorporation)    (I.R.S. Employer Identification No.)


 16660 Dallas Parkway, Suite 1100, Dallas, Texas        75248
------------------------------------------------      ---------
(Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X                 NO
                    -----                  ----

Number of shares outstanding of the issuer's common stock as of November 4, 1997, 5,205,719 shares of common stock, no par value.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 1997, are not necessarily indicative of results of operations for the entire year.



Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

------------------------------------------------------------------
                                                     September 30,
                                                         1997
------------------------------------------------------------------
                               ASSETS
                               ------
Cash and cash equivalents.........................     $     38
Accounts receivable...............................          718
Inventories.......................................        8,712
Other current assets..............................           12
                                                       --------
    Total current assets..........................        9,480

Property, plant and equipment, net................        1,127
                                                       --------

TOTAL ASSETS......................................     $ 10,607
                                                       ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities..........     $  1,822
Accrued warranty expense..........................          104
Customer deposits.................................          997
Convertible subordinated note.....................        1,000
Short term debt                                           3,173
                                                       --------
    Total current liabilities.....................        7,096

Other liabilities.................................          158

Shareholders' equity:
    Preferred stock...............................          300
    Common stock..................................       19,015
    Treasury stock................................         (168)
    Retained deficit..............................      (15,794)
                                                       --------
        Total shareholders' equity................        3,353
                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 10,607

------------------------------------------------------------------

          See accompanying notes



Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                   1997            1996          1997              1996
-------------------------------------------------------------------------------------------------------
Revenues ..................................    $    1,632    $     1,708    $     7,629    $     9,298

Cost of revenues ..........................         1,335          1,373          5,608          7,423
                                               ----------    -----------    -----------    -----------
Gross profit ..............................           297            335          2,021          1,875

Selling, general and administrative expense           505            439          1,897          1,733
                                               ----------    -----------    -----------    -----------
Operating profit (loss) ...................          (208)          (104)           124            142

Interest expense ..........................           (82)           (62)          (247)          (210)
Interest income ...........................          --                2              3              7
Other income (expense), net ...............            (1)             1            (15)             3
                                               ----------    -----------    -----------    -----------

Loss before taxes .........................          (291)          (163)          (135)           (58)

Provision for income taxes ................          --             --             --             --
                                               ----------    -----------    -----------    -----------

Net loss ..................................    $     (291)   $      (163)   $      (135)   $       (58)
                                               ==========    ===========    ===========    ===========

Net loss per common share (Note 1) ........    $    (0.06)   $     (0.03)   $     (0.03)   $     (0.01)
                                               ==========    ===========    ===========    ===========


Weighted average common shares ............     5,205,719      5,191,185      5,205,719      5,191,185

-------------------------------------------------------------------------------------------------------

  See accompanying notes.



Page 4 of 11 sequentially numbered pages

--------------------------------------------------------------------------------
                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                 September
                                                              1997       1996
                                                             ------     ------
Cash flows from operating activities:
   Net loss from operations .............................   $  (135)   $   (58)
Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
           Depreciation and amortization ................       183        175
           Provision for losses on doubtful accounts ....        17         22

Change in assets and liabilities:
           Increase (decrease) in accounts receivable ...       148       (178)
           Increase in inventories ......................    (1,079)      (814)
           Decrease in other current assets .............       117         48
           Decrease in accounts payable and
                 accrued liabilities ....................      (156)      (750)
           Decrease in accrued warranty expense .........       (71)       (33)
           Increase in customer deposits ................       365      2,406
                                                            -------    -------
   Net cash provided by (used in) operations ............      (611)       818

Cash flows from investing activities:
           Additions to property, plant and equipment ...      --         (172)
                                                            -------    -------
   Net cash used in investing activities ................      --         (172)

Cash flow from financing activities:
      Total borrowings ..................................     4,936      6,528
      Total repayments ..................................    (4,435)    (7,118)
                                                            -------    -------
   Net cash provided by (used in) financing activities ..       501       (590)

Net increase (decrease) in cash and cash equivalents ....      (110)        56

Cash and cash equivalents at beginning of period ........       148         91
                                                            -------    -------

Cash and cash equivalents at end of period ..............   $    38    $   147
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


                                                Pro Forma Earnings Per Share

                                          Three Months              Nine Months
                                       Ended September 30,        Ended September 30,
                                       -------------------        ------------------
                                        1997          1996         1997         1996
                                        ----          ----         ----         ----
     Net Loss                         $ ( 291)     $  (163)       $ ( 135)    $ (  58)
     Net loss per common share        $ (0.06)     $ (0.03)       $ (0.03)    $ (0.01)


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

                             Results of Operations
                             ---------------------

Three Months Ended September 30, 1997
-------------------------------------

REVENUES. Revenues of $1,632,000 for the third quarter of 1997 compare to $1,708,000 for the third quarter of 1996, a decrease of approximately 4 percent. Revenues derived from sales to domestic customers decreased approximately 13 percent in the third quarter of 1997 compared to the third quarter of 1996. The Company attributes this reduction in domestic revenues to the timing of equipment deliveries, as domestic markets served by the Company are recovering slowly from a severe recessionary period from 1990 to 1994. The Company has four domestic equipment orders in backlog at the end of the third quarter that are scheduled for delivery before year end, and the domestic content of its sales prospect list is growing.

Revenues derived from sales to foreign customers accounted for approximately 23 percent of total revenues in the third quarter of 1997 compared to approximately 15 percent in the third quarter of 1996, increasing approximately 48 percent in the current period compared to the relatively low level of the third quarter of 1996. In recent years the Company has focused increased attention on the expansion of its international sales capabilities. This focus, which resulted in a realignment and strengthening of the Company's international dealer network, was driven by a belief that the most rapidly emerging markets for printing equipment lie overseas, principally in the Middle East, the Pacific Rim and former East Bloc countries. In July 1997, the Company completed contractual arrangements for a large press order for delivery to a customer in Saudi Arabia in the first quarter of 1998, which it secured under very competitive pricing conditions. Delivery of the equipment to Saudi Arabia was originally scheduled for year end 1997, but additions to backlog having fourth quarter 1997 delivery dates required a return to the contractual date for delivery in the first quarter of 1998.

GROSS PROFIT. Gross profit for the third quarter of 1997 of $296,000, or 18.1 percent of revenues, compares to $335,000, or 19.6 percent of revenues, for the third quarter of 1996. The reduction in gross profit expressed as a percent of revenues in the third quarter of 1997 compared to the year earlier period is the result of increased indirect costs, principally manufacturing equipment repair and maintenance expenditures and additions to the company's warranty reserve.



Page 7 of 11 sequentially numbered pages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $505,000, or 30.9 percent of revenues, for the third quarter of 1997 compares to $439,000, or 25.7 percent of revenues, for the third quarter of 1996. The increase in selling, general and administrative expense in the current quarter is attributable primarily to increased domestic trade show expense and research and development expenditures. The Company expanded its presence at a major domestic trade show in the third quarter of 1997 to
capitalize on improving domestic market conditions.   The Company's research and
development activities in the third quarter of 1997 were directed primarily at product line expansion, including the introduction of a new folder for book production.

OTHER INCOME (EXPENSE). Interest expense of $82,000 for the third quarter of 1997 compares to $62,000 for the third quarter of 1996, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. In the third quarter of 1996, the Company had interest income of $2,000, attributable to short term money markets investments. In the third quarter of 1997, the Company had net other expense totaling $1,000 compared to net other income of $1,000 for the third quarter of 1996.

NET LOSS. A net loss of $291,000 or 17.8 percent of revenues, for the third quarter of 1997 compares to a net loss of $163,000, or 9.5 percent of revenues, for the third quarter of 1996.

Nine Months Ended September 30, 1997
------------------------------------

REVENUES. Revenues of $7,629,000 for the first nine months of 1997, compare to $9,298,000 for the first nine months of 1996, a decrease of approximately 18 percent that reflects decreases in both domestic and foreign revenues in the current period.

Revenues derived from sales to domestic customers decreased approximately 22 percent in the first nine months of 1997 compared to the year earlier period that included a large order for Gannett Company, a leading U.S. newspaper group. The Company expects domestic revenues for the full year 1997 to approximate the 1996 level.

Revenues derived from sales to foreign customers decreased approximately 12 percent in the first nine months of 1997, accounting for approximately 42 percent of total revenues, compared to the year earlier period when foreign sales accounted for approximately 40 percent of total revenues. The Company has two foreign orders in backlog at the end of the third quarter that are scheduled for delivery before year end, but, with the rescheduling of the Saudi Arabian order to 1998, foreign revenues for the full year 1997 will fall below the 1996 level.

GROSS PROFIT.  Gross profit for the first nine months of 1997 of $2,021,000, or
26.5 percent of revenues, compares to $1,875,000, or 20.2 percent of revenues for the first nine months of 1996. The increase in gross profit expressed as a percent of revenues in the current period is the result of more favorable profit margins on contracts in 1997.


Page 8 of 11 sequentially numbered pages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,897,000, or 24.9 percent of revenues, for the first nine months of 1997 compares to $1,733,000, or 18.6 percent of revenues, for the first nine months of 1996. The increase in selling, general and administrative as expressed as a percent of revenues in the current period is the result of increased research and development expenditures and foreign sales commissions. The Company's research and development expenditures in 1997 have been directed primarily at product line expansion, including the introduction of a new folder for book production.

OTHER INCOME (EXPENSE). Interest expense of $247,000 for the first nine months of 1997 compares to $210,000 for the first nine months of 1996, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $3,000 for the first nine months of 1997, compares to $7,000 for the first nine months of 1996, and is attributable to short term money markets investments. Net other expense of $15,000 for the first nine months of 1997 compares to net other income of $3,000 for the first nine months of 1996.

NET LOSS. A net loss of $135,000 or 1.8 percent of revenues, for the first nine months of 1997, compares to a net loss of $58,000 or 0.6 percent of revenues, for the first nine months of 1996.

                        Financial Position and Liquidity
                        --------------------------------

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,500,000 line of credit that expires May 31, 1998. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets, and requires that certain financial ratios be maintained. At September 30, 1997, King Press Corporation had $3,173,000 outstanding under the line of credit and was in compliance with all provisions of the loan agreement.

The Company believes that the $3,500,000 line of credit will be adequate for its working capital needs for the next eight months, but is seeking increased working capital through a restructuring of the line of credit. The foreign content of the Company's revenues has increased in recent years, and is expected to remain a growing component of the Company's revenues in 1998. Competitive conditions in international markets, and occasionally statutory constraints, result in financing structures that typically provide a small down payment, with the balance owed being paid only when the equipment ships. Such financing structures require added working capital availability for the production of an equipment order.

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

The Company's backlog at September 30, 1997, totaled $8,210,000, increasing approximately 117% compared to $3,792,000 at December 31, 1996, and had approximately equal domestic and foreign equipment order content.


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company and its subsidiaries from time to time become involved in various claims and lawsuits incidental to their businesses. In the opinion of management of the Company, after consultation with legal counsel, any ultimate liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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


                                     PUBLISHERS EQUIPMENT CORPORATION


November 4, 1997                     By:  /s/Roger R. Baier
                                        ----------------------------------
                                        Roger R. Baier
                                        Vice President Finance &
                                        Treasurer
                                        (Principal Financial Officer)



Page 11 of 11 sequentially numbered pages.