Form 10KSB
period 1997-12-31
PUBLISHERS EQUIPMENT CORP
filed 1998-03-24
CIK 715414

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB
         (Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. (Fee required).
         For the fiscal year ended December 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934. (No fee required).
         For the transition period from ____________ to ______________.

         Commission file number: 0-11744.

                       PUBLISHERS EQUIPMENT CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

              Texas                                        75-1653425
  --------------------------------                     -------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

  16660 Dallas Parkway, Suite 1100, Dallas, TX                75248
  --------------------------------------------              ----------
  (Address of principal executive offices)                  (zip code)

                                (214) 931-2312
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Each Exchange
  Title of each class                        On Which Registered
  -------------------                       ---------------------
        None                                          --

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Class
                           --------------------------
                           Common Stock, No Par Value

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   [X]      No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

         The issuers revenues for the fiscal year ended December 31, 1997 were $13,556,622.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 12, 1998, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $1,652,000.

         Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 12, 1998.

Title of each class of common stock               Number Outstanding
-----------------------------------               ------------------
    Common Stock, No Par Value                         5,220,253

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of the issuer to be held during 1998 are incorporated hereby by reference in Part III.





Page 1 of 39 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION

                   INDEX TO THE DECEMBER 31, 1997 FORM 10-KSB

                                                                PAGE
                                                                ----
                                   PART I

Item 1.  Business..............................................  3

Item 2.  Properties............................................  5

Item 3.  Legal Proceedings.....................................  6

Item 4.  Submission of Matters to a Vote of
         Security Holders......................................  6


                                   PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.......................  6

Item 6.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.........................................  7

Item 7.  Financial Statements and Supplementary
         Data.................................................. 11

Item 8.  Changes In and Disagreements with
         Accountants on Accounting and
         Financial Disclosure.................................. 24

                                  PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act..................... 24

Item 10. Executive Compensation................................ 24

Item 11. Security Ownership of Certain
         Beneficial Owners and Management...................... 24

Item 12. Certain Relationships and Related
         Transactions.......................................... 25

Item 13. Exhibits, Lists and Reports on
         Form 8-K.............................................. 25

                                     PART I

Item 1.  Business

                                    General

Publishers Equipment Corporation (the "Company") serves the single-width newspaper, commercial and semi-commercial printing markets through its wholly-owned subsidiary, King Press Corporation ("King Press"). King Press, acquired by the Company in 1984, manufactures and markets single-width web offset presses worldwide and has been an active force in the market since the early 1960's. Single-width printing equipment prints two newspaper pages across at one time and is generally utilized by daily, weekly, and bi-weekly newsp__ers, as well as by commercial and semi-commercial printers. The markets for single-width equipment consist of a large number of individual equipment users that produce a wide variety of products that includes newspapers, flyers, inserts, brochures and catalogs.

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

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (972) 931-2312. As of December 31, 1997, the Company employed 111 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a five-year contract that expires November 20, 2000. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                       Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 1997, the Company derived more than one- third of its revenues from foreign sales, which included customers in South America and Europe. During 1996, the Company derived approximately one-half of its revenues from foreign sales, which included customers in the Middle East and Europe. (See Item 6. Results of Operations. Revenues.) In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi- commercial printers. During 1997, two customers accounted for approximately 23 percent of the Company's revenues. During 1996, two customers accounted for approximately 46 percent of the Company's revenues.

                             Equipment and Services

The Company's line of single-width offset equipment products meets the needs of printers and publishers ranging from cost effective presses for newspaper production to heatset equipment that meets the high quality requirements of commercial printers.

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

         Litho King Printing Press                 Newspaper, Small
         and Add-On Units                          and Mid-Size

         Color King Printing Press                 Newspaper; Semi-
         and Add-On Units                          Commercial, Heatset
                                                   and Non-Heatset

         Process King Printing Press               Commercial, Heatset
         and Add-On Units                          and Non-Heatset

         Media King Printing Press                 Newspaper, Mid-Size;
         and Add-On Units                          Semi-Commercial, Heatset
                                                   and Non-Heatset

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers. Because of the complex nature of printing presses, the Company's contracts provide for a continuing involvement with its customers' operations following the completion of a project in order to assure that the performance of the equipment meets both contractual obligations and customer requirements. During 1997, approximately $475,000 was charged to operations for warranty costs, compared to approximately $282,000 charged to operations for warranty costs in 1996.

                              Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1995, 1996 and 1997, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the emerging former East Block countries. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

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

During 1997, the Company spent approximately $133,000 on research and development activities not connected with customer contracts. During 1996, the Company spent approximately $67,000 on such research and development activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Company's common stock has traded on the Nasdaq Stock Market under the symbol PECN since January 7, 1986 and prior to that time in the over-the-counter market. The following table sets forth the range of the daily high and low sales prices for the common stock, as reported by the National Association of Securities Dealers, Inc. through NASDAQ for all periods after January 1, 1993.

                                         Stock
                                   ------------------
                                   High           Low
                                   ----           ---
1996
         First Quarter..........   0.28          0.13
         Second Quarter.........   0.81          0.28
         Third Quarter..........   0.56          0.34
         Fourth Quarter.........   0.56          0.25

1997
         First Quarter..........   0.56          0.26
         Second Quarter.........   0.40          0.25
         Third Quarter..........   0.43          0.25
         Fourth Quarter.........   0.34          0.25

1998
         First Quarter..........   0.38          0.25
         (Through March 12, 1998)

As of March 12, 1998, there were approximately 432 record holders of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                        Financial Position and Liquidity

King Press was supported in 1997 by a secured $3,500,000 working line of credit that expires May 31, 1998. The loan agreement pertaining to the line of credit included restrictions on indebtedness, liens, the disposal of assets and required that certain financial ratios be maintained. At December 31, 1997, King Press had $2,154,000 outstanding under the revolving line of credit, and was in compliance with all provisions of the loan agreement.

The Company expects to receive an extension of its line of credit at its maturity in May 1998. The Company is also seeking an increase in its line of credit that may require a restructuring of its current line or that may include other credit sources. The Company is pursuing such a restructuring but there can be no assurances that it will occur.

In recent years, the Company has taken steps to conserve working capital that included operating at reduced manpower levels and restricting discretionary spending, including capital expenditures. The increase in principal amount available being pursued under an expanded working capital line of credit is being sought to support anticipated increases in sales activity as market conditions for printing equipment improve, and fund necessary capital expenditures to maintain the Company's plant and equipment.

The Company's backlog at December 31, 1997, totaled $6,600,000, compared to $3,800,000 at December 31, 1996.


                             Results of Operations

Revenues. Revenues of $13,557,000 for 1997 compare to $16,569,000 for 1996, a decrease of approximately 18 percent. Revenues derived from sales to foreign customers decreased approximately 43 percent in 1997 compared to 1996, accounting for 36 percent of total revenues in 1997 compared to 52 percent in 1996. The Company attributes the reduction in foreign revenues in 1997 primarily to the currency collapse in South East Asia, which resulted in negotiations for four pending contracts with customers in this area being placed on hold. The Company is maintaining contact with these sales prospects and exploring financing options available, but it is uncertain when, or if, these orders will be finalized.

South East Asia, as well as the Middle East and former East Bloc countries, have in recent times been the most rapidly emerging markets for printing equipment in the world. Included in 1997 revenues is an equipment order delivered to a customer in the

Slovak Republic in the third quarter, which follows a very large order for a customer in the United Arab Emirates delivered in the fourth quarter of 1996. The equipment for the Slovak Republic has four color capability for book production, while the order for the United Arab Emirates consists of combined newspaper and commercial press equipment for newspaper production having glossy heatset page content. Newspapers in many foreign countries are increasing the glossy heatset page content of their products, which must be produced on commercial press equipment. The Company believes that this development offers a significant business opportunity for its cost effective newspaper and commercial press equipment, which can be sold separately or in combination.

As the currency crisis in South East Asia worsened during 1997, the Company concentrated its international sales efforts in the Middle East, where prospects in Kuwait, Oman and Saudi Arabia are currently being pursued. In July 1997, the Company completed contractual arrangements for a large press order for a customer in Saudi Arabia. This order, like the earlier order for the United Arab Emirates, consists of combined newspaper and commercial press equipment. The equipment was originally scheduled for delivery in the first quarter 1998, but is now being rescheduled. The delay in shipment of this order results from the order being placed on hold by the Company in December 1997 while the customer's request to restructure the contract payment schedule is being negotiated. The Company will agree to restructure the payment terms of this important contract up to its working capital requirement limitations, but not beyond. The outcome of these negotiations, or their ultimate effect on contract status, can not be predicted and, as a result, the Company is
identifying other opportunities for this equipment, if necessary.    The
inability to deliver this order in 1998, which is included in the Company's backlog at December 31, 1997 (See Item 6. Financial Position and Liquidity), would reduce revenues for 1998 by approximately $3 million.

The Company expects sales to foreign customers to remain a significant component of its total revenues in 1998 and beyond, but consummation of such contracts is subject to delays resulting from financing availability in various foreign markets and the selection of equipment suppliers under very competitive conditions. In addition, the Company's competitive position relative to foreign equipment suppliers is affected by currency exchange rates, which during 1997 and entering 1998 have been adverse as a result of the relatively strong U.S. dollar. Such delays in contract booking and the competitive nature of international markets result in an irregular pattern in the booking of foreign orders, but the Company expects foreign sales to be a growing component of its total revenues.

Revenues derived from sales to domestic customers increased approximately 9 percent in 1997 compared to 1996, as the factors fundamental to the health of domestic printing equipment markets remained favorable. Trade publications report that advertising expenditures, which represent the major source of income for the

Company's customer base, increased approximately 9 percent in 1997 over 1996, and newsprint cost, which represents the single largest component of a newspaper's operating expense, remained relatively stable. The Company's domestic revenues for 1997 were derived primarily from contracts valued at less than $1 million, and included only one contract valued greater than this amount. This broad base of domestic customers is an encouraging indicator for domestic printing equipment markets.

The Company expects the growth of its domestic revenues to continue, but at a moderate rate. Over capacity exists in certain commercial market segments and newspaper readership growth is affected by demographic trends and the business mix of major newspapers, with both positive and negative results. Newspaper readership growth has slowed, principally among younger age groups, in favor of other media news sources. One response of newspaper producers has been to reduce costs by eliminating circulation to outlying areas. This negative development affecting print demand, however, has been accompanied by a positive development that offers attractive business opportunities for the Company. In recent years, the business mix of major newspapers has included an increasing content of short press run products such as circulars and inserts, which are delivered to target markets. These short run products are produced more cost effectively, with less waste, on single-width press equipment as produced by the Company. The Company delivered equipment for this purpose to Gannett Company, a leading U.S. newspaper group, in 1996 and expects similar orders in the future.

Gross Profit. Gross profit of $3,021,000, or 22.3 percent of revenues, for 1997 compares to $3,164,000, or 19.1 percent of revenues, for 1996. The improvement in gross profit expressed as a percent of revenues in 1997 is the result of improved profit margins on contracts. The large order for Gannett Company included in 1996 sales was strategically priced at a reduced gross profit level for a new application of the Company's equipment. The presence of this low margin contract in 1996 is the principal cause of the reduced gross profit expressed as a percentage of revenues in 1996.

Selling, General and Administrative Expense. Selling, general and administrative expense of $2,503,000, or 18.5 percent of revenues for 1997 compares to $2,435,000, or 14.7 percent of revenues, for 1996. The increase in selling, general and administrative expense expressed as a percent of revenues in 1997 compared to 1996 is a result of increased research and development expenditures, higher commissions on foreign sales and the lower level of revenues in 1997 compared to 1996. The Company's research and development activities are directed towards new single-width equipment products that will complement its current products, as well as improvements to its current product lines.

The Company maintained cost containment measures in 1997 that were adopted in recent years in response to reduced business activity in printing equipment markets.

Other Income (Expense). Interest expense of $333,000 for 1997 compares to $276,000 for 1996, reflecting primarily an increased level of borrowing by King Press under its working capital line of credit. Interest income of $3,000 in 1997 compares to $10,000 in 1996, and is derived primarily from short term money market investments. Net other expense of $8,000 for 1997 compares to net other income of $2,000 for 1996.

Provision For Taxes. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for 1997 and 1996. (See Note 7 of Notes to Consolidated Financial Statements).

Net Income. Net income of $180,000, or 1.3 percent of revenues, for 1997 compares to net income of $465,000, or 2.8 percent of revenues, for 1996.

Year 2000. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Item 7.   Financial Statements and Supplementary Data

          Index to Consolidated Financial Statements
          and Financial Statement Schedules:                  Page
                                                              ----
          Report of Independent Public Accountants. . .       12

          Consolidated Balance Sheet as of
            December 31, 1997 . . . . . . . . . . . . .       13

          Consolidated Statements of Income -
            two years in the period ended
            December 31, 1997 . . . . . . . . . . . . .       14

          Consolidated Statements of Shareholders'
            Equity - two years in the period
            ended December 31, 1997 . . . . . . . . . .       15

          Consolidated Statements of Cash Flows -
            two years in the period ended
            December 31, 1997 . . . . . . . . . . . . .       16

          Notes to Consolidated Financial
            Statements. . . . . . . . . . . . . . . . .       17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Publishers Equipment Corporation:

We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
   March 6, 1998

                        PUBLISHERS EQUIPMENT CORPORATION

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                                        1997
--------------------------------------------------------------------------------------------------
ASSETS
   Current assets:
       Cash and cash equivalents ...............................................     $     37,822
       Trade accounts receivable (net of allowance for
            doubtful accounts of $73,189) ......................................        1,385,732
       Inventories (Note 3) ....................................................        8,257,440
       Prepaid expenses and other current assets ...............................          119,159
                                                                                     ------------
           Total current assets ................................................        9,800,153
                                                                                     ------------
   Property, plant and equipment, at cost (Note 5):
       Land ....................................................................           30,138
       Building ................................................................        1,555,309
       Transportation equipment ................................................           51,112
       Furniture and fixtures ..................................................          806,642
       Machinery and tools .....................................................        1,682,067
                                                                                     ------------
                                                                                        4,125,268
       Less accumulated depreciation ...........................................        3,045,640
                                                                                     ------------
           Net property, plant and equipment ...................................        1,079,628
                                                                                     ------------
                                                                                     $ 10,879,781
                                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Trade accounts payable ..................................................     $  1,390,949
       Accrued liabilities .....................................................          829,130
       Accrued warranty expense (Note 4) .......................................          390,957
       Customer deposits .......................................................        1,168,370
       Deferred installation revenue ...........................................          124,640
       Short-term debt (Note 5) ................................................        2,154,000
                                                                                     ------------
           Total current liabilities ...........................................        6,058,046
                                                                                     ------------
   Long-term debt ..............................................................        1,000,000
                                                                                     ------------
   Other liabilities ...........................................................          153,847
                                                                                     ------------
   Contingencies and commitments (Note 6)
   Shareholders' equity (Notes 8 and 9):
       Preferred stock, no par value; 1,000,000 authorized; Series A convertible preferred stock, 250,000 shares authorized, 43,602 issued,
            liquidation value of $6.88 per share (Note 8) ......................          300,000
       Common stock, no par value; 9,000,000 shares authorized
            5,251,433 issued ...................................................       19,014,871
       Treasury stock, 45,714 shares at cost ...................................         (168,496)
       Retained deficit ........................................................      (15,478,487)
                                                                                     ------------
              Total shareholders' equity .......................................        3,667,888
                                                                                     ------------
                                                                                     $ 10,879,781
                                                                                     ============

     See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------
                                                 Years ended December 31,
                                                 1997              1996
----------------------------------------------------------------------------
Revenues ...............................     $ 13,556,622      $ 16,568,599

Cost of revenues .......................       10,535,937        13,404,351
                                             ------------      ------------

Gross profit ...........................        3,020,685         3,164,248

Selling, general and administrative
    expenses (Note 10) .................        2,503,365         2,435,037
                                             ------------      ------------

Operating profit .......................          517,320           729,211

Other income (expense):
   Interest expense ....................         (332,781)         (276,397)
   Interest income .....................            3,178             9,772
   Other income (expense), net .........           (7,545)            2,043
                                             ------------      ------------

Income before taxes ....................          180,172           464,629

Provision for income taxes .............               --                --
                                             ------------      ------------

Net income .............................     $    180,172      $    464,629
                                             ============      ============

Earnings per share (Note 2):
   Basic ...............................     $       0.03      $       0.09
   Diluted .............................     $       0.03      $       0.09

Weighted average shares outstanding:
   Basic ...............................        5,205,719         5,191,185
   Diluted .............................        5,298,349         5,249,321


     See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Years ended December 31, 1996 and 1997
-------------------------------------------------------------------------------------------------------------------------
                                                   Series A
                                                 Convertible
                                                Preferred Stock              Common Stock             Treasury Stock
                                               Shares      Amount         Shares       Amount        Shares     Amount
                                               ------      ------         ------       ------        ------     ------
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995 ...........       72,670    $  500,000     5,222,365   $18,814,871      45,714   $ (168,496)
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........      (14,534)     (100,000)       14,534       100,000          --           --
  Net income ...........................           --            --            --            --          --           --


-------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996 ...........       58,136       400,000     5,236,899    18,914,871      45,714     (168,496)
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........      (14,534)     (100,000)       14,534       100,000          --           --
  Net income ...........................           --            --            --            --          --           --


-------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1997 ...........       43,602    $  300,000     5,251,433   $19,014,871      45,714   $ (168,496)
                                           ==========    ==========    ==========   ===========  ==========   ==========


-------------------------------------------------------------------------------------------------------------------------
                                              Retained Deficit    Total
                                              ----------------    -----
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 ...........       $(16,123,288)    3,023,087
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........                 --            --
  Net income ...........................            464,629       464,629


-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996 ...........        (15,658,659)    3,487,716
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........                 --
  Net income ...........................            180,172       180,172


-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997 ...........       $(15,478,487)   $3,667,888
                                               ============    ==========
-------------------------------------------------------------------------------------------------------------------------


     See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
                                                                        Years ended December 31,
                                                                           1997          1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income from operations ......................................   $   180,172    $   464,629
Adjustments to reconcile net income to
     net cash provided by operating activities:
           Depreciation and amortization ...........................       230,994        238,138

Change in assets and liabilities:
           Increase in accounts receivable .........................      (503,167)       (68,158)
           Decrease (increase) in inventories ......................      (812,983)     1,898,740
           Decrease in other current assets ........................        10,150         17,572
           Increase (decrease) in accounts payable and
                 accrued liabilities ...............................       803,870     (1,081,672)
           Increase in accrued warranty expense ....................       216,136         51,243
           Increase (decrease) in customer deposits ................       536,430     (1,602,280)
           Increase (decrease) in deferred installation revenue ....      (253,310)       396,450
                                                                       -----------    -----------
   Net cash provided by operations .................................       408,292        314,662

Cash flows from investing activities:
           Additions to property, plant and equipment ..............        (1,105)      (223,120)
                                                                       -----------    -----------
   Net cash used in investing activities ...........................        (1,105)      (223,120)

Cash flows from financing activities:
      Total borrowings .............................................     7,645,000      9,455,000
      Total repayments .............................................    (8,162,604)    (9,489,400)
                                                                       -----------    -----------
   Net cash used in financing activities ...........................      (517,604)       (34,400)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents ...............      (110,417)        57,142
Cash and cash equivalents at beginning of period ...................       148,239         91,097
                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................   $    37,822    $   148,239
                                                                       ===========    ===========

     See accompanying notes.

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

RESEARCH AND DEVELOPMENT COSTS - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 1997 and 1996, research and development costs aggregated approximately $133,000 and $67,000, respectively.

                        PUBLISHERS EQUIPMENT CORPORATION

INCOME TAXES - Deferred income taxes are provided for differences in the recognition of income and expenses for financial statement and tax reporting purposes (See Note 7).

EARNINGS PER SHARE - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options and the assumed conversion of convertible preferred stock, as determined by applying the treasury stock method.

CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

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

3.       INVENTORIES

                                            Year ended
                                            December 31,
                                               1997
--------------------------------------------------------
         Raw materials................      $  103,177
         Work-in process..............         870,131
         Finished goods...............       7,662,301
         Used presses.................         485,799
                                            ----------
                                             9,121,408
         Less inventory reserves              (863,968)
                                            ----------
                                            $8,257,440
                                            ==========

                        PUBLISHERS EQUIPMENT CORPORATION

4.       WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense provided was approximately $475,000 in 1997 and $383,000 in 1996, and is included in cost of revenues in the accompanying Consolidated Statements of Income. During 1996, a reduction to the Company's warranty reserve of approximately $101,000 was made to bring this reserve in line with the estimated liability for equipment in warranty at year end. This reserve activity resulted in a net warranty expense of $282,000 in 1996.

5.       DEBT

                                                    Year ended
                                                    December 31,
                                                       1997
-----------------------------------------------------------------
         Amounts outstanding under
          the King Press bank revolving line
          of credit, interest at U.S. Prime
          plus 1.0% (9.50% at December 31, 1997)
          due May 31, 1998, secured by all real
          and personal property of King Press....   $2,154,000

         Subordinated note, convertible into
          common stock at $7.50 per share
          (subject to anti-dilution provisions),
          interest at German Prime rate due
          December 31, 1999 unsecured ...........    1,000,000
                                                    ----------
                                                     3,154,000
         Less current maturities.................    2,154,000
                                                    ----------
                                                    $1,000,000
                                                    ==========

At December 31, 1997, King Press may borrow up to $3,500,000 at the U.S. Prime rate of interest plus 1.0 percent under a revolving credit line expiring May 31, 1998. At December 31, 1997, King Press had $2,154,000 outstanding under the revolving credit line. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At December 31, 1997, the Company was in compliance with all provisions of the loan agreement.

                        PUBLISHERS EQUIPMENT CORPORATION

The Company paid interest of approximately $352,000 in 1997 and $248,000 in 1996.

6.       CONTINGENCIES

The Company has from time to time become involved in various claims and lawsuits incidental to its business. In the opinion of management, any liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

7.       INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in a company's financial statement and tax returns in different years. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The Company had no provision for Federal or state income taxes for 1997 or 1996. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

                                                        1997      1996
                                                       -------  --------
U.S. Federal statutory rate                              34%       34%
Utilization of net operating loss carryforwards         (34%)     (34%)
                                                        ---       ---
                                                          0%        0%
                                                        ===       ===

At December 31, 1997, the Company had deferred tax liabilities of $153,000, deferred tax assets of $5,871,000 and a valuation allowance of $5,718,000. The principal temporary differences included above are long term capital loss carryforwards ($2,581,000), net operating loss carryforwards ($1,637,000), general business credits ($424,000), minimum tax credit ($109,000), uniform inventory cost capitalization ($426,000), depreciation $131,000 and accruals ($1,887,000).

                        PUBLISHERS EQUIPMENT CORPORATION

The Company has long term capital loss carryforwards for U.S. tax purposes of $7,592,000, net operating loss carryforwards of $4,814,000 and general business credit carryforwards of $424,000. The long term capital loss carryforwards, the net operating loss carryforward and general business credit carryforwards expire beginning in 2001, 2004 and 1998, respectively.

8.       PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value, to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992, 1993, 1994, 1995, 1996, 1997 and 1998, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has reserved 43,602 common shares for issuance upon conversion of the outstanding Series A shares.

9.       STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $0.25 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

                        PUBLISHERS EQUIPMENT CORPORATION

A summary of option transactions in 1996 and 1997 follows:

                                     Options        Total Option
                                    (Shares)           Price
-------------------------------------------------------------------
Outstanding at
  December 31, 1995...............    174,250      $  179,313

Granted...........................      3,000           3,000
Cancelled.........................   ( 40,000)       ( 44,063)
Exercised.........................         --              --
                                   ----------      ----------
Outstanding at
  December 31, 1996...............    137,250      $  138,250

Granted...........................    202,242          50,561
Cancelled.........................    ( 7,500)        ( 8,500)
Exercised.........................         --              --
                                   ----------      ----------
Outstanding at
  December 31, 1997...............    331,992      $  180,311
                                   ----------      ----------
Exercisable at end of 1997........    178,811

Common stock reserved for
  options at end of 1997..........    122,983

Exercise price of options
  outstanding at end of 1997......   $  0.25 - $ 1.00

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

                        PUBLISHERS EQUIPMENT CORPORATION

10.      EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan available to the employees of the Company after six months of service. The plan provides for voluntary contributions from participating employees. A participant may elect to make contributions up to the maximum permissible amount (the lesser of $30,000 or 25% of the participant's annual compensation) on a before tax basis. The 401(k) plan allows the Company to make voluntary contributions to the accounts of participating employees. The Company made no contributions to the 401(k) plan for 1997 or 1996. The Company pays all fees and expenses incurred for administration of the 401(k) plan.

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. Contributions to the plans are funded currently. The costs of the pension plans were approximately $187,000 in 1997 and $193,000 in 1996.

11.      EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $4,838,000 in 1997 and $8,550,000 in 1996.

12.      SIGNIFICANT CUSTOMERS

During 1997, two customers accounted for approximately 23 percent of the Company's revenues. During 1996, two customers accounted for approximately 46 percent of the Company's revenues.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


                       Executive Officers Of The Company

           Name                    Age                  Present Position
         --------                --------             --------------------
       Evans Kostas                62              Chairman of the Board
                                                   Chief Executive Officer
                                                   and President

       Roger R. Baier              55              Chief Financial Officer
                                                   and Vice President
                                                   Finance

Both of the Executive Officers of the Company have served in their present capacities for the Company for at least the past five years.

[The remaining information required by Part III, Items 9, 10, 11 and 12 are set forth in the Proxy Statement to be delivered to Shareholders in connection with the Company's Annual Meeting of Shareholders presently scheduled to be held on June 19, 1998, which information is incorporated herein by reference.]

Item 10.  Executive Compensation

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

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


By: /s/ Evans Kostas
   --------------------------------     Date:  March 16, 1998
   Evans Kostas                              -------------------
   Chairman of the Board,
   President and Chief Executive Officer

         In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                         Date
---------                        -----                         ----
/s/ Evans Kostas            Chairman of the Board          March 16, 1998
--------------------        President and Chief            --------------
Evans Kostas                Executive Officer



/s/ Roger R. Baier          Vice President-Finance         March 13, 1998
--------------------        and Treasurer (Principal       --------------
Roger R. Baier              Financial and Accounting
                            Officer)


/s/ Simon Bonnier
--------------------        Director                       March 17, 1998
Simon Bonnier                                              ---------------


/s/ James K. Feeney
--------------------        Director                       March 19, 1998
James K. Feeney                                            --------------


/s/ Robert S. Hamilton
--------------------        Director                       March 16, 1998
Robert S. Hamilton                                         --------------


/s/ Ole B. Rygh
--------------------        Director                       March 19, 1998
Ole B. Rygh                                                --------------


/s/ Reinhart Siewert
--------------------        Director                       March 16, 1998
Reinhart Siewert                                           --------------

                        PUBLISHERS EQUIPMENT CORPORATION

                               INDEX TO EXHIBITS

  EXHIBIT NO.                     DESCRIPTION                            PAGE
  -----------                     -----------                            ----
     3.1                    Articles of Incorporation of the
                            Company, together with Articles
                            of Amendment and Form of Amendment             *

     3.2                    Articles of Amendment to Articles
                            of Incorporation of the Company,
                            filed with the Office of the Secre-
                            tary of State of Texas on June 2,
                            1988                                          **

     3.3                    Certificate of Correction of
                            Articles of Incorporation of the
                            Company, filed with the Office of
                            the State of Texas on April 9, 1990          ***

     3.4                    Amended and Restated Bylaws of the
                            Company                                      ***

    10.1                    Loan Agreement, dated as of May
                            9, 1997, between the Company and
                            Mercantile Bank of Joplin, N.A.                P

    10.2                    Promissory Note, dated as of May
                            9, 1997, between the Company and
                            Mercantile Bank of Joplin, N.A.                P

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

    10.5                    Employment Agreement, dated as
                            of May 2, 1988, as Amended by
                            and between the Company and
                            Robert S. Hamilton                          ****


  EXHIBIT NO.                     DESCRIPTION                            PAGE
  -----------                     -----------                            ----
    22                      Subsidiaries of the Company                   28

                                               Jurisdiction
                                  Name        of Incorporation
                                  ----        ----------------
                            King Press
                            Corporation            Missouri

                            Applied Graphics,
                            Inc.                    Texas

    24                      Consent of Independent Public
                            Accountants                                   39

    27                      Financial Data Schedule






-----------------------------

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