Form 10QSB
period 1998-03-31
PUBLISHERS EQUIPMENT CORP
filed 1998-05-11
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


           Texas                                        75-1653425
           -----                                        ----------
 (State of incorporation)                  (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas         75248
   -----------------------------------------------         -----
      (Address of principal executive offices)           (zip code)

Registrant's telephone number, including area code:  972-931-2312


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

Number of shares outstanding of the issuer's common stock as of May 5, 1998, 5,220,253 shares of common stock, no par value.



Page 1 of 10 sequentially numbered pages.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 1998, are not necessarily indicative of results of operations for the entire year.











Page 2 of 10 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                              March 31,
                                                                1998
-------------------------------------------------------------------------------
                                   ASSETS
Cash and cash equivalents ..............................     $     39
Accounts receivable ....................................          625
Inventories ............................................        9,696
Other current assets ...................................          166
                                                             --------
    Total current assets ...............................       10,526

Property, plant and equipment, net .....................        1,039
                                                             --------

TOTAL ASSETS ...........................................     $ 11,565
                                                             ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...............     $  1,613
Accrued warranty expense ...............................          311
Customer deposits ......................................        2,105
Short term debt ........................................        2,859
                                                             --------
    Total current liabilities ..........................        6,888

Convertible subordinated note ..........................        1,000
Other liabilities ......................................          150

Shareholders' equity:
    Preferred stock ....................................          200
    Common stock .......................................       19,114
    Treasury stock .....................................         (168)
    Retained deficit ...................................      (15,619)
                                                             --------
       Total shareholders' equity ......................        3,527
                                                             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............     $ 11,565
                                                             ========

               See accompanying notes




Page 3 of 10 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                      Three Months Ended
                                                          March 31,
                                                     1998           1997
-------------------------------------------------------------------------------
Revenues .....................................     $     1,966      $     2,456

Cost of revenues .............................           1,448            1,716
                                                   -----------      -----------

Gross profit .................................             518              740

Selling, general and administrative expense...             566              555
                                                   -----------      -----------

Operating profit (loss) ......................             (48)             185

Interest expense .............................             (83)             (77)
Interest income ..............................              --                2
Other expense, net ...........................             (10)              (9)
                                                   -----------      -----------

Income (loss) before taxes ...................            (141)             101

Provision for income taxes (Note 1) ..........              --               --
                                                   -----------      -----------

Net income (loss) ............................     $      (141)     $       101
                                                   ===========      ===========

Weighted average shares outstanding:
      Basic ..................................       5,220,253        5,205,719
      Diluted ................................       5,287,662        5,249,321

Earnings (loss) per share (Note 2):
      Basic ..................................           (0.03)            0.02
      Diluted ................................           (0.03)            0.02

  See accompanying notes



Page 4 of 10 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                        March 31,
                                                                    1998          1997
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) from operations .......................     $  (141)     $   101
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
           Depreciation and amortization ...................          45           53
           Provision for losses on doubtful accounts .......           8            8

Change in assets and liabilities:
           Decrease in accounts receivable .................         753          380
           Increase in inventories .........................      (1,439)        (251)
           Increase in other current assets ................         (46)         (24)
           Decrease in accounts payable and
                 accrued liabilities .......................        (737)        (279)
           Decrease in accrued warranty expense ............         (80)         (18)
           Increase (decrease) in customer deposits ........         937          (65)
                                                                 -------      -------
   Net cash used in operations .............................        (700)         (95)

Cash flows from investing activities:
           Retirements of property, plant and equipment.....          --           10
           Additions to property, plant and equipment.......          (4)          --
                                                                 -------      -------
   Net cash provided by (used in) investing activities                (4)          10

Cash flow from financing activities:
      Total borrowings .....................................       2,462        1,531
      Total repayments .....................................      (1,757)      (1,507)
                                                                 -------      -------
   Net cash provided by financing activities ...............         705           24

Net increase (decrease) in cash and cash equivalents .......           1          (61)

Cash and cash equivalents at beginning of period ...........          38          148
                                                                 -------      -------

Cash and cash equivalents at end of period .................     $    39      $    87
                                                                 =======      =======
                See accompanying notes.


Page 5 of 10 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. The income tax provision for the three month period ended March 31, 1997, of $34,000 was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.

2. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share were determined on the assumed exercise of dilutive options and the assumed conversion of convertible preferred stock, as determined by applying the treasury stock method.









Page 6 of 10 sequentially numbered pages.

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

                              Results of Operations

Three Months Ended March 31, 1998

REVENUES. Revenues of $1,966,000 for the first quarter of 1998 compare to $2,456,000 for the first quarter of 1997, reflecting a decrease of approximately 20 percent in both domestic and foreign revenues in the current quarter. The reduction of revenues in the current quarter is attributable primarily to the delivery schedule for equipment orders in backlog at year end 1997. Equipment orders scheduled for delivery in the second quarter of 1998 will produce revenues that bring the year to date total for 1998 above the level of the first half of 1997.

GROSS PROFIT. Gross profit for the first quarter of 1998 of $518,000, or 26.3 percent of revenues, compares to $740,000, or 30.1 percent of revenues, for the first quarter of 1997. The reduction in gross profit expressed as a percent of revenues in the current quarter results from a larger component of equipment installation activities in the business mix of the first quarter of 1998 than occurred during the first quarter of 1997. The Company recognizes revenues separately for the installation of equipment sold under contract, and the profit margin on installation activities is lower than the profit margin earned on the equipment sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $566,000, or 28.8 percent of revenues, for the first quarter of 1998 compares to $555,000, or 22.6 percent of revenues, for the first quarter of 1997. The increase in selling, general and administrative expense expressed as a percent of revenues in the current quarter is a result of the lower level of revenues in the current period.

OTHER INCOME (EXPENSE). Interest expense of $83,000 for the first quarter of 1998 compares to $77,000 for the first quarter of 1997, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Net other expense of $10,000 for the first quarter of 1998 compares to net other expense of $9,000 for the first quarter of 1997.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first quarter of 1997 (See Note 1 of Notes to Consolidated Financial Statements).



Page 7 of 10 sequentially numbered pages.

NET LOSS. A net loss of $141,000, or 7.2 percent of revenues, for the first quarter of 1998 compares to net income of $101,000, or 4.1 percent of revenues, for the first quarter of 1997.



                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation is supported by a secured $3,500,000 line of credit that expires May 31, 1998. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets. At March 31, 1998, King Press Corporation had $2,859,000 outstanding under the line of credit and was in compliance with all provisions of the loan agreement.

The Company is completing arrangements with its present lender for an increased line of credit that will be restructured to fund its working capital needs as well as its capital expenditure requirements. The Company has requested an extension of its present line of credit beyond May 31, 1998 if required to complete the restructuring.

The Company's backlog at March 31, 1998, totaled approximately $10,473,000 compared to approximately $6,629,000 at December 31, 1997. Included in backlog for both periods is a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter of 1997 when the customer requested a restructuring of the contract payment schedule. The Company believes that payment terms and a rescheduled delivery date satisfactory to both parties can be agreed upon. Until such time, work on the contract will remain on hold and the Company will continue to evaluate other sales opportunities for the equipment manufactured.








Page 8 of 10 sequentially numbered pages.

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

                  Not Applicable.







Page 9 of 10 sequentially numbered pages.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PUBLISHERS EQUIPMENT CORPORATION


May 5, 1998                             By: /s/ Roger R. Baier
                                            ------------------------------
                                            Roger R. Baier
                                            Vice President Finance &
                                            Treasurer
                                            (Principal Financial Officer)









Page 10 of 10 sequentially numbered pages.

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
27                   Financial Data Schedule