Form 10QSB
period 1998-06-30
PUBLISHERS EQUIPMENT CORP
filed 1998-08-05
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998.

( )    Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
                  --------------------------------------------
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

                           YES      X                 NO
                                ---------                ---------

Number of shares outstanding of the issuer's common stock as of August 5, 1998, 5,220,253 shares of common stock, no par value.

Page 1 of 11 sequentially numbered pages.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Index to Financial Statements



                                                                        Page
                                                                      --------
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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 1998, are not necessarily indicative of results of operations for the entire year.




Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                               June 30,
                                                                 1998
--------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents ...............................     $     35
Accounts receivable .....................................          606
Inventories .............................................       10,015
Other current assets ....................................          152
                                                              --------
    Total current assets ................................       10,808

Property, plant and equipment, net ......................        1,035
                                                              --------

TOTAL ASSETS ............................................     $ 11,843
                                                              ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ................     $  2,887
Accrued warranty expense ................................          364
Customer deposits .......................................        1,288
Short term debt .........................................        2,434
                                                              --------
    Total current liabilities ...........................        6,973

Convertible subordinated note ...........................        1,000
Other liabilities .......................................          145

Shareholders' equity:
    Preferred stock .....................................          200
    Common stock ........................................       19,115
    Treasury stock ......................................         (168)
    Retained deficit ....................................      (15,422)
                                                              --------
       Total shareholders' equity .......................        3,725
                                                              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $ 11,843
                                                              ========

               See accompanying notes
--------------------------------------------------------------------------------



Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                   Six Months Ended
                                                          June 30,                          June 30,
                                                   1998              1997            1998             1997
------------------------------------------------------------------------------------------------------------------

Revenues ..................................     $     4,527      $     3,541      $     6,493      $     5,997

Cost of revenues ..........................           3,558            2,554            5,006            4,271
                                                -----------      -----------      -----------      -----------

Gross profit ..............................             969              987            1,487            1,726

Selling, general and administrative expense             693              840            1,259            1,394
                                                -----------      -----------      -----------      -----------

Operating profit ..........................             276              147              228              332

Interest expense ..........................             (83)             (88)            (166)            (165)
Interest income ...........................               1             --                  1                2
Other income (expense), net ...............               4               (4)              (6)             (13)
                                                -----------      -----------      -----------      -----------

Income before taxes .......................             198               55               57              156

Provision for income taxes (Note 1) .......            --               --               --               --
                                                -----------      -----------      -----------      -----------

Net income ................................     $       198      $        55      $        57      $       156
                                                ===========      ===========      ===========      ===========

Weighted average shares outstanding:
      Basic ...............................       5,220,253        5,205,719        5,220,253        5,205,719
      Diluted .............................       5,278,271        5,249,321        5,282,804        5,249,321

Earnings per share (Note 2):
      Basic ...............................            0.04             0.01             0.01             0.03
      Diluted .............................            0.04             0.01             0.01             0.03

  See accompanying notes.

------------------------------------------------------------------------------------------------------------------


Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                 June 30,
                                                            1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income from operations ...........................  $    57      $   156
Adjustments to reconcile net income to
     net cash used in operating activities:
           Depreciation and amortization ................       74          124
           Provision for losses on doubtful accounts ....       15            9

Change in assets and liabilities:
           Decrease (increase) in accounts receivable ...      765         (880)
           Decrease (increase) in inventories ...........   (1,757)         494
           Decrease (increase) in other current assets...      (33)          13
           Increase (decrease) in accounts payable and
                 accrued liabilities ....................      533         (270)
           Decrease in accrued warranty expense .........      (27)         (39)
           Increase (decrease) in customer deposits .....      119         (495)
                                                           -------      -------
   Net cash used in operations ..........................     (254)        (888)

Cash flows from investing activities:
           Additions to property, plant and equipment ...      (29)          --
                                                           -------      -------
   Net cash used in investing activities ................      (29)          --

Cash flow from financing activities:
      Total borrowings ..................................    4,938        3,015
      Total repayments ..................................   (4,658)      (2,200)
                                                           -------      -------
   Net cash provided by financing activities ............      280          815

Net decrease in cash and cash equivalents ...............       (3)         (73)

Cash and cash equivalents at beginning of period ........       38          148
                                                           -------      -------

Cash and cash equivalents at end of period ..............  $    35      $    75
                                                           =======      =======

              See accompanying notes.
--------------------------------------------------------------------------------


Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. The income tax provision for the six month periods ending June 30, 1998 and June 30, 1997, of $19,000 and $54,000 respectively was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.

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

3. In June 1998, the Financial Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". The Company has determined that the adoption of this statement will have no effect on its financial statements.






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

                              Results of Operations

Three Months Ended June 30, 1997

REVENUES. Revenues of $4,527,000 for the second quarter of 1998 compare to $3,541,000 for the second quarter of 1997, an increase of approximately 28 percent. Revenues derived from sales to domestic customers more than tripled in the current quarter with the shipment of two large equipment orders during the period. Domestic printing equipment markets have remained active in 1998, with the fundamentals for the health of the markets being positive. Advertising expenditures, which represent the major source of income for our industry's customer base, have continued to increase and newsprint cost, which represents the single largest component of a newspaper's production expense, has remained stable.

Revenues derived from sales to foreign customers decreased substantially in the second quarter of 1998 compared to the second quarter of 1997, accounting for approximately 5 percent of total revenues in the current quarter compared to approximately 62 percent in the prior period. The single largest factor affecting foreign printing equipment sales in 1998 has been the currency crisis in the Pacific Rim countries. This area had been one of the most rapidly emerging markets for printing equipment in the world, and until this crisis is resolved the growth of foreign equipment sales will be constrained.

GROSS PROFIT. Gross profit of $969,000, or 21.4 percent of revenues, for the second quarter of 1998 compares to $987,000, or 27.9 percent of revenues, for the second quarter of 1997. The reduction in gross profit expressed as a percent of revenues in the current quarter is a result of lower profit margins on equipment sold. The Company attributes the lower profit margin primarily to competitive pricing pressures encountered in securing equipment orders.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $693,000, or 15.3 percent of revenues, for the second quarter of 1998 compares to $840,000, or 23.7 percent of revenues, for the second quarter of 1997. The reduction in selling, general and administrative expense in the current quarter is principally the result of a lower level of sales commissions for foreign orders.




Page 7 of 11 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of $83,000 for the second quarter of 1998 compares to $88,000 for the second quarter of 1997, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. In the second quarter of 1998, the Company had interest income of $1,000 attributable to short term money markets investments. The Company had net other income of $4,000 in the second quarter of 1998, compared to net other expense of $4,000 for the second quarter of 1997.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the second quarter of 1998 (See Note 1 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $198,000, or 4.4 percent of revenues, for the second quarter of 1998 compares to net income of $55,000, or 1.6 percent of revenues, for the second quarter of 1997.


Six Months Ended June 30, 1998

REVENUES. Revenues of $6,493,000 for the first half of 1998, compare to $5,997,000 for the first half of 1997, an increase of approximately 8 percent. Revenues derived from sales to domestic customers increased approximately 83 percent in the first half of 1998 compared to the year earlier period, reflecting improved domestic market conditions in 1998. Revenues derived from sales to foreign customers decreased substantially in the first half of 1998 compared to the first half of 1997, accounting for approximately 12 percent of total revenues in the current period compared to approximately 48 percent for the first half of 1997.

GROSS PROFIT. Gross profit of $1,487,000, or 22.9 percent of revenues, for the first half of 1998 compares to $1,726,000, or 28.8 percent of revenues, for the first half of 1997. The reduction in gross profit expressed as a percent of revenues in the current period is primarily a result of competitive pricing pressures, but also reflects a less favorable business mix in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,259,000, or 19.4 percent of revenues, for the first half of 1998 compares to $1,394,000, or 23.2 percent of revenues, for the first half of 1997. The reduction in selling, general and administrative expense in the current period is principally the result of a lower level of sales commissions on foreign orders in 1998.

OTHER INCOME (EXPENSE). Interest expense of $166,000 for the first half of 1998 compares to $165,000 for the first half of 1997, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Interest income of $1,000 for the first half of 1998, compares to $2,000 for the first half of 1997, and is attributable to short term money market investments. Net other expense of $6,000 for the first half of 1998 compares to net other expense of $13,000 for the first half of 1997.


Page 8 of 11 sequentially numbered pages.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first half of 1998 (See Note 1 of Notes to Consolidated Financial Statements).

NET INCOME. Net income of $57,000 or 0.9 percent of revenues, for the first half of 1998, compares to $156,000 or 2.6 percent of revenues, for the first half of 1997.


                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the first half of 1998 by a secured $3,500,000 line of credit scheduled to expire on August 15, 1998. The loan agreement pertaining to the line of credit includes restrictions on indebtedness, liens and the disposal of assets. At June 30, 1998, King Press Corporation had $2,434,000 outstanding under the line of credit and was in compliance with all provisions of the loan agreement.

During July 1998, the Company completed arrangements with its present lender to replace the King Press Corporation $3,500,000 revolving line of credit with a restructured credit facility consisting of:

o   a $2,000,000 revolving line of credit that expires July 15, 1999;
o   a $2,500,000 term loan that expires July 15, 2001; and
o   a $1,000,000 advisory line of credit that expires July 31, 1999.

The term loan is amortized on a 10-year schedule, with a balloon payment at maturity. The loan agreement pertaining to the new facility includes restrictions on indebtedness, liens and the disposal of assets; requires that certain financial ratios be maintained; and, provides security through a cross collateralization of all King Press Corporation assets.

The Company's backlog at June 30, 1998, totaled approximately $9,522,000 compared to approximately $10,473,000 at March 31, 1998, and $6,629,000 at December 31, 1997. These backlog amounts include a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter of 1997 when the customer requested a restructuring of the contract payment schedule. This contract remains on hold as agreement on a revised payment schedule is finalized.




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

                  Not Applicable.

Item 3.  Defaults upon Senior Securities.

                  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on June 19, 1998. Two proposals were acted on at the Meeting:

         (i)      The election of six directors for a one year term; and

         (ii) A proposal to amend the Publishers Equipment Corporation Stock option Plan to extend the expiration date of the Plan from April 26, 1999 to April 26, 2004.

         The results of the vote on these proposals were as follows:


                                            Votes For      Votes Against
                                          ------------    ---------------
         Election of Directors
         ---------------------
                  Simon Bonnier             4,128,942         144,818
                  James K. Feeney           4,127,251         146,509
                  Robert S. Hamilton        4,129,142         144,618
                  Evans Kostas              4,107,168         166,592
                  Ole B. Rygh               4,126,951         146,809
                  Reinhart Siewert          4,127,251         146,509

         Amendment To
         Stock Option Plan
         -----------------
                                            4,063,118         177,334




Page 10 of 11 sequentially numbered pages.

Item 5.  Other Information.

                  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  Not Applicable.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUBLISHERS EQUIPMENT CORPORATION


August 5, 1998                         By:    /s/Roger R. Baier
                                              -------------------------------
                                              Roger R. Baier
                                              Vice President Finance &
                                              Treasurer
                                              (Principal Financial Officer)





Page 11 of 11 sequentially numbered pages.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
 27                 Financial Data Schedule