Form 10QSB
period 1998-09-30
PUBLISHERS EQUIPMENT CORP
filed 1998-11-12
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998.

( )      Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Texas                          75-1653425
-------------------------    ------------------------------------
(State of incorporation)     (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas                 75248
--------------------------------------------------               ----------
(Address of principal executive offices)                         (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X          NO
                              -----

Number of shares outstanding of the issuer's common stock as of November 10, 1998, 5,220,253 shares of common stock, no par value.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 1998, are not necessarily indicative of results of operations for the entire year.


Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                             September 30,
                                                                  1998
                                                             -------------
                                     ASSETS

      Cash and cash equivalents .....................        $    242
      Accounts receivable ...........................             672
      Inventories ...................................           8,566
      Other current assets ..........................              61
                                                             --------
          Total current assets ......................           9,541

      Property, plant and equipment, net ............           1,143
                                                             --------

      TOTAL ASSETS ..................................        $ 10,684
                                                             ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable and accrued liabilities ......        $  1,783
      Accrued warranty expense ......................             448
      Customer deposits .............................             883
      Current portion long term debt ................             159
                                                             --------
          Total current liabilities .................           3,273

      Long term debt ................................           2,317
      Convertible subordinated note .................           1,000
      Other liabilities .............................             141

      Shareholders' equity:
          Preferred stock ...........................             200
          Common stock ..............................          19,115
          Treasury stock ............................            (168)
          Retained deficit ..........................         (15,194)
                                                             --------
             Total shareholders' equity .............           3,953
                                                             --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....        $ 10,684
                                                             ========

               See accompanying notes-



Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                              September 30,                           September 30,
                                                       1998                1997                1998                1997
                                                    -------------------------------         -------------------------------

 Revenues ..................................        $     5,529         $     1,632         $    12,023         $     7,629

 Cost of revenues ..........................              4,462               1,335               9,468               5,608
                                                    -----------         -----------         -----------         -----------

 Gross profit ..............................              1,067                 297               2,555               2,021

 Selling, general and administrative expense                760                 505               2,018               1,897
                                                    -----------         -----------         -----------         -----------

 Operating profit (loss) ...................                307                (208)                537                 124

 Interest expense ..........................                (75)                (82)               (242)               (247)
 Interest income ...........................                  1                  --                   1                   3
 Other expense, net ........................                 (5)                 (1)                (11)                (15)
                                                    -----------         -----------         -----------         -----------

 Income (loss) before taxes ................                228                (291)                285                (135)

 Provision for income taxes (Note 1) .......                 --                  --                  --                  --
                                                    -----------         -----------         -----------         -----------

 Net income (loss) .........................        $       228         $      (291)        $       285         $      (135)
                                                    ===========         ===========         ===========         ===========

 Weighted average shares outstanding:
       Basic ...............................          5,220,253           5,205,719           5,220,253           5,205,719
       Diluted .............................          5,249,321           5,291,713           5,270,121           5,306,065

 Earnings (loss) per share (Note 2):
       Basic ...............................               0.04               (0.06)               0.05               (0.03)
       Diluted .............................               0.04               (0.06)               0.05               (0.03)

  See accompanying notes.





Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        1998            1997
                                                                       -------         -------
 Cash flows from operating activities:
    Net income (loss) from operations .........................        $   285         $  (135)
 Adjustments to reconcile net income to
      net cash provided (used) in operating activities:
            Depreciation and amortization .....................            137             183
            Provision for losses on doubtful accounts .........             22              17

 Change in assets and liabilities:
            Decrease in accounts receivable ...................            691             148
            Increase in inventories ...........................           (309)         (1,079)
            Decrease in other current assets ..................             59             117
            Decrease in accounts payable and
                  accrued liabilities .........................           (574)           (156)
            Increase (decrease) in accrued warranty expense ...             57             (71)
            Increase (decrease) in customer deposits ..........           (285)            365
                                                                       -------         -------
    Net cash provided (used) in operations ....................             83            (611)

 Cash flows from investing activities:
            Additions to property, plant and equipment ........           (201)             --
                                                                       -------         -------
    Net cash used in investing activities .....................           (201)             --

 Cash flow from financing activities:
       Total borrowings .......................................          9,602           4,936
       Total repayments .......................................         (9,280)         (4,435)
                                                                       -------         -------
    Net cash provided by financing activities .................            322             501

 Net increase (decrease) in cash and cash equivalents .........            204            (110)

 Cash and cash equivalents at beginning of period .............             38             148
                                                                       -------         -------

 Cash and cash equivalents at end of period ...................        $   242         $    38
                                                                       =======         =======


                 See accompanying notes.



Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                                  (unaudited)


1. The income tax provision for the nine month period ending September 30, 1998 of $97,000 was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.

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

                             Results of Operations

Three Months Ended September 30, 1998

REVENUES. Revenues of $5,529,000 for the third quarter of 1998 increased more than three-fold compared to an abnormally low $1,632,000 level recorded in the third quarter of 1997. Increases were achieved for both domestic and foreign revenues in the current quarter.

Revenues derived from sales to domestic customers increased approximately 61 percent in the third quarter of 1998 compared to the third quarter of 1997. The Company delivered five equipment orders in the third quarter of 1998 compared to only two orders for the year earlier period. Domestic printing equipment markets have been active in 1998, with the fundamentals for the health of the markets remaining positive during the year. Advertising expenditures, which represent the major source for income for our industry's customer base increased during the year and newsprint cost, which represents the single largest component of a newspapers production expense, has remained stable.

Domestic advertising expenditures are expected to increase approximately 9 percent for the full year of 1998 compared to 1997, and continued, but somewhat slower growth in 1999 is forecast in trade publications. This outlook, together with stable newsprint cost would indicate that domestic printing equipment market conditions will remain favorable into 1999.

Revenues derived from sales to foreign customers increased over nine-fold in the third quarter of 1998 compared to the third quarter of 1997, accounting for approximately 63 percent of total revenues in the current period compared to 23 percent for the prior period. Equipment orders were delivered to customers in the Netherlands, Channel Islands and Brazil in the current quarter, while the timing of equipment orders in 1997 produced only a single equipment delivery to the Netherlands in the prior period.

The single largest factor affecting foreign printing equipment sales in 1998 has been the currency crisis in Asian countries, which has now spread to South America, with Brazil, Argentina and Venezuela being the most affected. This crisis has greatly reduced economic activity in the affected countries, including the purchase of printing equipment. The Pacific Rim has been one of the most rapidly emerging markets for printing equipment in the world, and until this crisis is resolved, the growth of foreign equipment sales by all equipment suppliers will be constrained.


Page 7 of 11 sequentially numbered pages.

GROSS PROFIT.  Gross profit for the third quarter of 1998 of $1,067,000, or
19.3 percent of revenues, compares to $297,000, or 18.1 percent of revenues, for the third quarter of 1997. The improvement in gross profit expressed as a percent of revenues in the current quarter is a result of the higher level of revenues in the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $760,000, or 13.7 percent of revenues, for the third quarter of 1998 compares to $505,000, or 30.9 percent of revenues, for the third quarter of 1997. The improvement in selling, general and administrative expense expressed as a percent of revenues in the current quarter is a result of the higher level of revenues in the quarter.

OTHER INCOME (EXPENSE). Interest expense of $75,000 for the third quarter of 1998 compares to $82,000 for the third quarter of 1997. Interest expense in the current quarter is attributable primarily to term debt in the restructured King Press Corporation credit facility (see Financial Position and Liquidity). Interest expense in third quarter of 1997 is attributable primarily to borrowings under the King Press Corporation revolving line of credit. The Company had net other expense of $5,000 in the third quarter of 1998 compared to net other expense of $1,000 for the third quarter of 1997.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the third quarter of 1998 ( see Note 1 of Notes to Consolidated Financial Statements).

NET INCOME(LOSS). Net income of $228,000, or 4.1 percent of revenues, for the third quarter of 1998 compares to a net loss of $291,000, or 17.8 percent of revenues, for the third quarter of 1997.

Nine Months Ended September 30, 1998

REVENUES. Revenues of $12,023,000 for the first nine months of 1998, compare to $7,629,000 for the first nine months of 1997, an increase of approximately 58 percent.

Revenues derived from sales to domestic customers increased approximately 76 percent in the first nine months of 1998 compared to the year earlier period.

Revenues derived from sales to foreign customers increased approximately 32 percent in the first nine months of 1998, accounting for approximately 36 percent of total revenues, compared to the year earlier period when foreign sales accounted for approximately 42 percent of total revenues.

GROSS PROFIT.  Gross profit for the first nine months of 1998 of $2,555,000, or
21.3 percent of revenues, compares to $2,021,000, or 26.5 percent of revenues for the first nine months of 1997. The reduction in gross profit expressed as a percent of revenues in the current period results primarily from lower profit margins on equipment contracts in 1998. The Company attributes this reduction in contract profit margin to competitive pricing conditions prevailing in both domestic and foreign markets. Currency crises in certain foreign countries (see Revenues-Three months ended September 30, 1998) has shifted the attention of equipment suppliers to remaining active market areas, greatly increasing the competitive environment in these markets, which includes the United States.

Page 8 of 11 sequentially numbered pages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $2,018,000, or 16.8 percent of revenues, for the first nine months of 1998 compares to $1,897,000, or 24.9 percent of revenues, for the first nine months of 1997. The improvement in selling, general and administrative expense expressed as a percent of revenues in the current period is a result of the higher level of revenues in the period.

OTHER INCOME (EXPENSE). Interest expense of $242,000 for the first nine months of 1998 compares to $247,000 for the first nine months of 1997, and is attributable primarily to borrowings under the King Press Corporation revolving line of credit. Net other expense of $11,000 for the first nine months of 1998 compares to net other expense of $15,000 for the first nine months of 1997.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first nine months of 1998 (see Note 1 of Notes to Consolidated Financial Statements).

NET INCOME (LOSS). Net income of $285,000 or 2.4 percent of revenues, for the first nine months of 1998, compares to a net loss of $135,000 or 1.8 percent of revenues, for the first nine months of 1997.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the third quarter of 1998 by a newly restructured credit facility that includes (i) a secured $2,000,000 revolving line of credit that expires July 15, 1999; (ii) a secured $2,500,000 term loan that expires July 15, 2001; and, (iii) a $1,000,000 advisory line of credit. The loan agreement pertaining to the revolving line of credit and term loan includes restrictions on indebtedness, liens and the disposal of assets, and requires that certain financial ratios be maintained; and, provides security through a cross collateralization of all King Press Corporation assets. The advisory line of credit is conditional and includes restrictions on its use.

At September 30, 1998, King Press Corporation had no borrowings outstanding under the revolving and advisory lines of credit, and a balance of $2,476,000 owed under the term loan, $159,000 of which is current. The Company was in compliance with all provisions of the loan agreement at September 30, 1998, and expects to renew the revolving line of credit at its July 15, 1999 maturity.

The Company's backlog at September 30, 1998, totaled $6,047,000, compared to $6,629,000 at December 31, 1997. These backlog amounts include a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter 1997 when the customer requested a restructured contract payment schedule. The restructuring of the payment schedule has been accomplished, but the customer has not made a scheduled payment required to restart the contract. The company expects to restart the contract, but there can be no assurance that this will occur.

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

         27      Financial Data Schedule

Page 10 of 11 sequentially numbered pages.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PUBLISHERS EQUIPMENT CORPORATION


November 10, 1998                         By:    /s/ Roger R. Baier
                                                 -------------------------------
                                                 Roger R. Baier
                                                 Vice President Finance &
                                                 Treasurer
                                                 (Principal Financial Officer)



Page 11 of 11 sequentially numbered pages.

                               Index to Exhibits

Exhibit No.               Description
-----------               -----------
27                        Financial Data Schedule