Form 10KSB
period 1998-12-31
PUBLISHERS EQUIPMENT CORP
filed 1999-03-25
CIK 715414

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         (Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934. (No fee required).

         For the transition period from ____________ to ______________.

         Commission file number: 0-11744.

                        PUBLISHERS EQUIPMENT CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

                 Texas                                75-1653425
     -------------------------------              ------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

      16660 Dallas Parkway, Suite 1100, Dallas, TX        75248
      --------------------------------------------      ----------
        (Address of principal executive offices)        (zip code)

                                 (972) 931-2312
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

 Yes  [X]      No [ ]


         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

         The issuers revenues for the fiscal year ended December 31, 1998 were $15,180,029.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 1999, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $1,151,163.

         Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 19, 1999.

     Title of each class of common stock     Number Outstanding
     -----------------------------------     ------------------
         Common Stock, No Par Value               5,234,787

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of the issuer to be held during 1999 are incorporated hereby by reference in Part III.


Page 1 of 45 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION

                   INDEX TO THE DECEMBER 31, 1998 FORM 10-KSB

                                                                        PAGE
                                                                        ----
                                       PART I

Item 1.   Business....................................................    3

Item 2.   Properties..................................................    6

Item 3.   Legal Proceedings...........................................    6

Item 4.   Submission of Matters to a Vote of
          Security Holders............................................    6


                                     PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters.............................    6

Item 6.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations...............................................    7

Item 7.   Financial Statements and Supplementary
          Data........................................................   11

Item 8.   Changes In and Disagreements with
          Accountants on Accounting and
          Financial Disclosure........................................   24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act...........................   24

Item 10.  Executive Compensation......................................   24

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management............................   24

Item 12.  Certain Relationships and Related
          Transactions................................................   25

Item 13.  Exhibits, Lists and Reports on
          Form 8-K....................................................   25

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

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (972) 931-2312. As of December 31, 1998, the Company employed 117 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a five-year contract that expires November 20, 2000. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                        Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 1998, the Company derived approximately 30 percent of its revenues from foreign sales, which included customers in Europe and South America. During 1997, the Company derived more than one-third of its revenues from foreign sales, which included customers in South America and Europe. (See Item 6. Results of Operations. Revenues.) In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi-commercial printers. During 1998, three customers accounted for approximately 43 percent of the Company's revenues. During 1997, two customers accounted for approximately 23 percent of the Company's revenues.

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

         Litho King Printing Press                   Newspaper, Small
         and Add-On Units                            and Mid-Size

         Color King Printing Press                   Newspaper; Semi-
         and Add-On Units                            Commercial, Heatset
                                                     and Non-Heatset

         Process King Printing Press                 Commercial, Heatset
         and Add-On Units                            and Non-Heatset

         Media King Printing Press                   Newspaper, Mid-Size;
         and Add-On Units                            Semi-Commercial, Heatset
                                                     and Non-Heatset

         Newscolor and Print King IV                 Newspaper, Mid-Size;
         Printing Presses and Add-On                 Semi-Commerical, Heatset
         Units                                       and Non-Heatset


The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers. Because of the complex nature of printing presses, the Company's contracts provide for a continuing involvement with its customers' operations following the completion of a project in order to assure that the performance of the equipment meets both contractual obligations and customer requirements. During 1998, approximately $329,000 was charged to operations for warranty costs, compared to approximately $475,000 charged to operations for warranty costs in 1997.

                               Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1995, 1996 and 1997, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the emerging former East Block countries. In 1998, the Company introduced the Newscolor and Print King IV printing units, economical four-high printing units designed for four color newspaper and some commercial printing. These printing units are a complementary addition to other King Press products. The first Print King IV printing units will be installed at a domestic customer's location in the first quarter of 1999. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

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

During 1998, the Company spent approximately $190,000 on such research and development activities. During 1997, the Company spent approximately $133,000 on research and development activities not connected with customer contracts.

                                   Competition

King Press' operations compete on a worldwide basis, principally with U.S. based Heidelberg Harris, Inc.; Goss Graphic Systems, Inc., a former division of Rockwell International Corporation and MAN Roland, Inc. The Company believes its single-width presses provide a price/performance combination superior to its competitors.

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

                                         Stock
                                   ------------------
                                   High          Low
                                   ----          ----
1997
         First Quarter..........   0.56          0.26
         Second Quarter.........   0.40          0.25
         Third Quarter..........   0.43          0.25
         Fourth Quarter.........   0.34          0.25

1998
         First Quarter..........   0.41          0.26
         Second Quarter.........   0.41          0.20
         Third Quarter..........   0.27          0.19
         Fourth Quarter.........   0.26          0.15

1999
         First Quarter..........   0.27          0.22
         (Through March 19, 1999)

As of March 19, 1999, there were approximately 422 record holders of the Company's common stock.

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

Item 6.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


                        Financial Position and Liquidity

King Press was supported in 1998 by (i) a secured $2,000,000 revolving line of credit that expires July 15, 1999; (ii) a secured $2,500,000 term loan that matures July 15, 2001; and (iii) a $1,000,000 advisory line of credit. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, the disposal of assets and requires that certain financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets. The advisory line of credit is conditional and includes restrictions on its use.

At December 31, 1998, King Press had $888,000 outstanding under the revolving line of credit, no borrowings outstanding under the advisory line and a balance of $2,437,000 owed under the term loan, $162,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at December 31, 1998, and expects to renew the revolving line of credit at its July 15, 1999 maturity.

The Company has a $1,000,000 Convertible Subordinated Note due December 31, 1999. The maturity date of this note has been extended in the past, and the Company expects to negotiate a further extension of the maturity date.

The Company's backlog at December 31, 1998, totaled $6,900,000, compared to $6,600,000 at December 31, 1997. These backlog amounts include a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter of 1997 when the customer requested a restructured contract payment schedule. The restructuring of the payment schedule has been accomplished, but the customer has not made a scheduled payment required to restart the contract. The Company expects to restart the contract in 1999, but there is no assurance that this will occur.

                              Results of Operations

Revenues. Revenues of $15,180,000 for 1998 compare to $13,557,000 for 1997, an increase of approximately 12 percent. This improvement came on the strength of domestic revenues, which increased approximately 21 percent in 1998 compared to 1997. The fundamentals for the health of domestic printing equipment markets were positive in 1998. Advertising expenditures, which represent the major source of income for the industry's customer base, increased during the year and newsprint cost, which represents the single largest component of a newspaper's production expense, remained stable.

Trade publications report that domestic print advertising expenditures in total grew an estimated 6.1 percent in 1998. Classified advertising, the largest category, is estimated to have increased by 6.5 percent over 1997, with retail and national growing approximately 4.9 percent and 9.5 percent respectively. These increases in advertising expenditures follow similar results in 1997 and reflect the strength of the U.S. economy.

These increases in print advertising expenditures were achieved in spite of a gradual decline in newspaper readership in recent years. This decline is attributed to the availability of alternative news sources, primarily television. To reverse this decline and increase the effectiveness of advertising, newspapers have increased local news coverage and included targeted supplements, inserts and circulars. In recent years the business mix of major newspapers has included an increasing content of these focused printed materials, which are delivered to targeted market areas. These short press-run products are produced more cost effectively, with less waste, on single-width press equipment as sold by the Company. The Company has delivered equipment for this purpose to a leading U.S. newspaper group, and expects similar orders in the future.

Domestic newsprint cost has been volatile in recent years, reaching a high of over $700 a metric ton in 1995, declining to close to $500 a metric ton in early 1997 and remaining at an average of approximately $600 a metric ton in 1998. At year end 1998, the cost of newsprint declined to approximately $570 a metric ton. Newsprint cost can account for as much as 20 percent of newspapers' costs, and the cost reduction since 1995 has been very beneficial to newspaper operating results, but price stability is also important for business planning purposes.

Included in domestic revenues in 1998 is the sale of the Company's new Print King IV printing equipment to an existing King Press customer. The new equipment delivered features 4-high vertically stackable printing units, and provides a cost effective means to add high quality color capability to an existing equipment installation. There has been increasing demand for such vertical printing towers because their compact design arrangement provides significant capacity additions, and color capability, with relatively small space requirements.

Revenues derived from sales to foreign customers decreased approximately 5 percent in 1998 compared to 1997, accounting for approximately 30 percent of total revenues in 1998 compared to approximately 43 percent in 1997. The single largest factor affecting foreign printing equipment sales in 1998 was the currency crisis in Southeast Asia. The Pacific Rim has been one of the most rapidly emerging markets for printing equipment in the world, and the currency crisis brought activity in this area to a virtual halt. The Company was able to partially mitigate the loss of this most important market in 1998 by its success in supplying equipment expansions to existing customers in Europe and Russia. These sales included the Company's Media King 2000 equipment delivered to a customer in the Netherlands. Like the NEWSCOLOR IV, the Media King 2000 equipment features 4-high vertically stackable printing units.

The outlook for domestic printing equipment markets in 1999 remains positive. The U.S. economy is expected to grow at a sustainable rate with low inflation. Trade publications forecast an overall increase in print advertising expenditures of 4.5 to 5.0 percent, with classified up approximately 5.5 percent, and retail and national up approximately 4 percent and 6 percent respectively. With this level of advertising expenditures, domestic printing equipment markets can be expected to be active again in 1999.

Foreign printing equipment market conditions in 1999 will be shaped largely by the consequences of the currency crisis in Southeast Asia. Recent developments in Brazil indicate that the difficulties are not over, and may be spreading. Until these currency situations are resolved, the most attractive foreign markets for printing equipment sales will be largely inactive. The Company is represented worldwide by an effective dealer network and expects foreign equipment sales to be a significant component of its total revenues in 1999. These dealer arrangements are reviewed periodically to insure that their effectiveness is maintained.

The normally intense competition for both domestic and foreign orders in 1999 will be heightened, as it was in 1998, by the adverse market conditions in Asia. The situation there has shifted the attention of all equipment manufacturers to remaining active markets, including the U.S., and greatly increased the competitive environment. The Company's full line of cost effective printing equipment and established customer base should enable the Company to compete effectively in 1999, as it did in 1998, but matching the Company's financial performance in 1999 will be more difficult if the currency problems in Brazil are protracted, or spread into other South American countries.

From a longer term perspective, the level of advertising expenditures, principally classified, will be affected by the growth of "online" commerce. Domestic newspapers are responding to this diversion of an important revenue source by investing in websites that utilize their news gathering resources. It is reported that the number of newspapers with online outlets increased from 30 in 1996 to 900 at present, with many including classified advertising. Foreign markets have been less affected by online commerce, but developments here are thought to be only lagging the U.S. The Company does not expect the growth of online commerce to have a material effect on its equipment sales in the near term, but is developing its long term strategies with this eventuality in mind.

Gross Profit. Gross profit of $3,147,000, or 20.7 percent of revenues, for 1998 compares to $3,021,000, or 22.3 percent of revenues, for 1997. The reduction in gross profit expressed as a percent of revenues in 1998 results primarily from lower profit margins on contracts. The Company attributes this reduction in contract profit margin to competitive pricing conditions in both domestic and foreign markets. The pursuit of equipment orders with market opportunities reduced by the Asian currency crisis (See Revenues) has resulted in certain of the Company's larger competitors using deeply discounted pricing to secure orders. The Company will not compete for an order on less than a break-even basis, and as a consequence has had to withdraw from the competition for some orders. The cumulative effect of pricing below cost may account for the financial difficulties recently reported by one of the Company's major competitors.

Selling, General and Administrative Expense. Selling, general and administrative expense of $2,618,000, or 17.2 percent of revenues for 1998 compares to $2,503,000, or 18.5 percent of revenues, for 1997. The improvement in selling, general and administrative expense expressed as a percent of revenues in 1998 is a result of the higher level of revenues in the current period.

Other Income (Expense). Interest expense of $322,000 for 1998, derived primarily from borrowings under the King Press Corporation revolving line of credit and term note (See Financial Position and Liquidity), compares to $333,000 for 1997, derived primarily from borrowings under the King Press Corporation revolving line of credit. Net other income of $95,000 in 1998 compares to net other expense of $8,000 in 1997. Included in other income in 1998 is a customer deposit forfeited by a canceled order.

Provision For Taxes. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for 1998 and 1997. (See Note 7 of Notes to Consolidated Financial Statements).

Net Income. Net income of $304,000, or 2.0 percent of revenues, for 1998 compares to net income of $180,000, or 1.3 percent of revenues, for 1997.

Item 7.   Financial Statements and Supplementary Data

          Index to Consolidated Financial Statements
          and Financial Statement Schedules:                              Page
                                                                          ----
          Report of Independent Public Accountants. . . . . . . . .        12

          Consolidated Balance Sheet as of
            December 31, 1998 . . . . . . . . . . . . . . . . . . .        13

          Consolidated Statements of Income -
            two years in the period ended
            December 31, 1998 . . . . . . . . . . . . . . . . . . .        14

          Consolidated Statements of Shareholders'
            Equity - two years in the period
            ended December 31, 1998 . . . . . . . . . . . . . . . .        15

          Consolidated Statements of Cash Flows -
            two years in the period ended
            December 31, 1998 . . . . . . . . . . . . . . . . . . .        16

          Notes to Consolidated Financial
            Statements. . . . . . . . . . . . . . . . . . . . . . .        17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Publishers Equipment Corporation:

We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  March 5, 1999

                        PUBLISHERS EQUIPMENT CORPORATION


-------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------
                                                                               December 31,
                                                                                   1998
-------------------------------------------------------------------------------------------
     ASSETS
    Current assets:
       Cash and cash equivalents .........................................     $     42,214
       Trade accounts receivable (net of allowance for
            doubtful accounts of $98,756) ................................        1,421,146
       Inventories (Note 3) ..............................................        8,215,067
       Prepaid expenses and other current assets .........................          188,295
                                                                               ------------
           Total current assets ..........................................        9,866,722
                                                                               ------------
    Property, plant and equipment, at cost (Note 5):
       Land ..............................................................           30,138
       Building ..........................................................        1,585,785
       Transportation equipment ..........................................           63,253
       Furniture and fixtures ............................................          865,938
       Machinery and tools ...............................................        1,747,082
                                                                               ------------
                                                                                  4,292,196
       Less accumulated depreciation .....................................        3,183,129
                                                                               ------------
           Net property, plant and equipment .............................        1,109,067
                                                                               ------------
                                                                               $ 10,975,789
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Trade accounts payable ............................................     $    550,201
       Accrued liabilities ...............................................          946,154
       Accrued warranty expense (Note 4) .................................          456,393
       Customer deposits .................................................          582,506
       Deferred installation revenue .....................................            6,500
       Current portion long-term debt ....................................          162,309
       Short-term debt (Note 5) ..........................................        1,888,000
                                                                               ------------
           Total current liabilities .....................................        4,592,063
                                                                               ------------
    Long-term debt .......................................................        2,274,758
                                                                               ------------
    Other liabilities ....................................................          136,643
                                                                               ------------
    Contingencies and commitments (Note 6) Shareholders' equity (Notes 8 and 9):
       Preferred stock, no par value; 1,000,000 authorized; Series A convertible preferred stock, 250,000 shares authorized, 29,068 issued,
            liquidation value of $6.88 per share (Note 8) ................          200,000
       Common stock, no par value; 9,000,000 shares authorized,
            5,265,967 issued .............................................       19,114,871
       Treasury stock, 45,714 shares at cost .............................         (168,496)
       Retained deficit ..................................................      (15,174,050)
                                                                               ------------
              Total shareholders' equity .................................        3,972,325
                                                                               ------------
                                                                               $ 10,975,789
                                                                               ============

              See accompanying notes

                        PUBLISHERS EQUIPMENT CORPORATION


--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                            Years ended December 31,
                                             1998              1997
--------------------------------------------------------------------------------
Revenues ...........................     $ 15,180,029      $ 13,556,622

Cost of revenues ...................       12,033,202        10,535,937
                                         ------------      ------------

Gross profit .......................        3,146,827         3,020,685

Selling, general and administrative
    expenses (Note 10) .............        2,618,460         2,503,365
                                         ------------      ------------

Operating profit ...................          528,367           517,320

Other income (expense):
   Interest expense ................         (321,463)         (332,781)
   Interest income .................            2,392             3,178
   Other income (expense), net .....           95,141            (7,545)
                                         ------------      ------------

Income before taxes ................          304,437           180,172

Provision for income taxes .........             --                --
                                         ------------      ------------

Net income .........................     $    304,437      $    180,172
                                         ============      ============

Earnings per share (Note 2):
   Basic ...........................     $       0.06      $       0.03
   Diluted .........................     $       0.06      $       0.03

Weighted average shares outstanding:
   Basic ...........................        5,220,253         5,205,719
   Diluted .........................        5,260,172         5,298,349


               See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

------------------------------------------------------------------------------------------------------------------------------------
                                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                         Years ended December 31, 1997 and 1998
------------------------------------------------------------------------------------------------------------------------------------
                                          Series A
                                         Convertible
                                       Preferred Stock          Common Stock           Treasury Stock
                                      Shares     Amount      Shares        Amount    Shares       Amount   Retained Deficit  Total
                                      ------     ------      ------        ------    ------       ------   ---------------- -------
Balance at December 31, 1996 ......   58,136     400,000   5,236,899     18,914,871   45,714    (168,496)   (15,658,659)   3,487,716
 Issuance of shares upon conversion
  of preferred stock (Note 8) .....  (14,534)   (100,000)     14,534        100,000      --          --           --
 Net income .......................     --           --          --             --       --          --         180,172      180,172
                                    --------   ---------   ---------    -----------   ------   ----------   ------------  ----------

Balance at December 31, 1997 ......   43,602     300,000   5,251,433     19,014,871   45,714    (168,496)   (15,478,487)   3,667,888
 Issuance of shares upon conversion
  of preferred stock (Note 8) .....  (14,534)   (100,000)     14,534        100,000      --          --           --
 Net income .......................     --           --          --             --       --          --         304,437      304,437
                                    --------   ---------   ---------    -----------   ------   ----------   ------------  ----------
Balance at December 31, 1998 ......   29,068   $ 200,000   5,265,967    $19,114,871   45,714   $ (168,496)  $(15,174,050) $3,972,325
                                    ========   =========   =========    ===========   ======   ==========   ============  ==========

See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------

                                                                 Years ended December 31,
                                                                1998              1997
-------------------------------------------------------------------------------------------
     Cash flows from operating activities:
   Net income from operations ........................     $    304,437      $    180,172
Adjustments to reconcile net income to
     net cash provided by operating activities:
           Depreciation and amortization .............          187,484           230,994

Change in assets and liabilities:
           Increase in accounts receivable ...........          (35,414)         (503,167)
           Decrease (increase) in inventories ........           42,373          (812,983)
           Decrease (increase) in other current assets          (69,136)           10,150
           Increase (decrease) in accounts payable and
                 accrued liabilities .................         (740,928)          803,870
           Increase in accrued warranty expense ......           65,436           216,136
           Increase (decrease) in customer deposits ..         (585,864)          536,430
           Decrease in deferred installation revenue .         (118,140)         (253,310)
                                                           ------------      ------------
   Net cash provided by (used in) operations .........         (949,752)          408,292

Cash flows from investing activities:
           Additions to property, plant and equipment          (216,923)           (1,105)
                                                           ------------      ------------
   Net cash used in investing activities .............         (216,923)           (1,105)

Cash flows from financing activities:
      Total borrowings ...............................       11,127,000         7,645,000
      Total repayments ...............................       (9,955,933)       (8,162,604)
                                                           ------------      ------------
   Net cash provided by (used in) financing activities        1,171,067          (517,604)
                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .            4,392          (110,417)
Cash and cash equivalents at beginning of period .....           37,822           148,239
                                                           ------------      ------------
Cash and cash equivalents at end of period ...........     $     42,214      $     37,822
                                                           ============      ============

See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

Publishers Equipment Corporation (the "Company") is a multinational manufacturer of single-width newspaper, commercial and semi-commercial printing presses. The Company markets its products through its wholly-owned subsidiary, King Press Corporation ("King Press"). King Press was acquired by the Company in 1984 and has served printing equipment markets since the early 1960's. Presses are sold primarily to small newspapers as well as commercial and semi-commercial printers and publishers located throughout the world.

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

RESEARCH AND DEVELOPMENT COSTS - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 1998 and 1997, research and development costs aggregated approximately $190,000 and $133,000, respectively.

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

3.       INVENTORIES

                                                         Year ended
                                                        December 31,
                                                           1998
--------------------------------------------------------------------------------
         Raw materials...........................      $   93,569
         Work-in process.........................         970,958
         Finished goods..........................       7,371,720
         Used presses............................         493,361
                                                       ----------
                                                        8,929,608
         Less inventory reserves                         (714,541)
                                                       ----------
                                                       $8,215,067
                                                       ==========

                        PUBLISHERS EQUIPMENT CORPORATION

4.       WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense provided was approximately $329,000 in 1998 and $475,000 in 1997, and is included in cost of revenues in the accompanying Consolidated Statements of Income.

5.       DEBT

                                                         Year ended
                                                         December 31,
                                                             1998
--------------------------------------------------------------------------------
         Amount outstanding under
          the King Press bank revolving line
          of credit, interest at U.S. Prime Rate
          plus 0.5% (7.75% at December 31, 1998) due
          July 15, 1999, secured by all real
          and personal property of King Press.......     $  888,000

         Amount outstanding under the King Press
          bank term loan, interest at 8.75%,
          due July 15, 2001, monthly payments of
          principal and interest of $31,000, secured
          by all real and personal property of
          King Press................................      2,437,067

         Subordinated note, convertible into
          common stock at $7.50 per share
          (subject to anti-dilution provisions),
          interest at German Prime rate due
          December 31, 1999, unsecured..............      1,000,000
                                                         ----------
                                                          4,325,067
         Less current maturities....................      2,050,309
                                                         ----------
                                                         $2,274,758
                                                         ==========
Maturities of long-term debt are as follows:

1999................................................    $ 2,050,309
2000................................................        176,724
2001................................................      2,098,034
                                                        -----------
                                                        $ 4,325,067
                                                        ===========

                        PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1998, King Press may borrow up to $2,000,000 at the U.S. Prime rate of interest plus 0.5 percent under a revolving credit line expiring July 15, 1999. At December 31, 1998, King Press had $888,000 outstanding under the revolving credit line. At December 31, 1998, King Press had a balance owing of $2,437,067 under the term loan, $162,309 of which is current. The loan agreement pertaining to the revolving line of credit and term loan includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At December 31, 1998, the Company was in compliance with all provisions of the loan agreement.

The Company paid interest of approximately $317,000 in 1998 and $352,000 in 1997.

6.       CONTINGENCIES

The Company has from time to time become involved in various claims and lawsuits incidental to its business. In the opinion of management, any liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

7.       INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in a company's financial statements and tax returns in different years. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The Company had no provision for federal or state income taxes for 1998 or 1997. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

                                                   1998      1997
                                                  ------    ------
U.S. Federal statutory rate                        34%       34%
Utilization of net operating loss carryforwards   (34%)     (34%)
                                                 ----      ----
                                                    0%        0%
                                                 ====      ====

                        PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1998, the Company had deferred tax liabilities of $144,000, deferred tax assets of $5,534,000 and a valuation allowance of $5,390,000. The principal temporary differences included above are long term capital loss carryforwards ($2,581,000), net operating loss carryforwards ($1,579,000), general business credits ($224,000), minimum tax credit ($108,000), uniform inventory cost capitalization ($369,000), depreciation $126,000 and accruals and other ($655,000).

The Company has long term capital loss carryforwards for U.S. tax purposes of $7,592,000, net operating loss carryforwards of $4,643,000 and general business credit carryforwards of $224,000. The long term capital loss carryforwards, the net operating loss carryforward and general business credit carryforwards expire beginning in 2001, 2004 and 1999, respectively.

8.       PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value, to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992, 1993, 1994, 1995, 1996, 1997, and 1998, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has reserved 29,068 common shares for issuance upon conversion of the outstanding Series A shares.

9.       STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $0.25 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

                        PUBLISHERS EQUIPMENT CORPORATION

A summary of option transactions in 1997 and 1998 follows:

                                        Options        Total Option
                                        (Shares)          Price
-----------------------------------------------------------------------
Outstanding at
  December 31, 1996 ...............        137,250      $ 138,250

Granted ...........................        202,242         50,561
Cancelled .........................         (7,500)        (8,500)
Exercised .........................             --             --
                                         ---------      ---------

Outstanding at
  December 31, 1997 ...............        331,992      $ 180,311

Granted ...........................          1,500            480
Cancelled .........................        (14,500)       (12,250)
Exercised .........................             --             --
                                         ---------      ---------
Outstanding at
  December 31, 1998 ...............        318,992      $ 168,541
                                         ---------      ---------
Exercisable at end of 1998 ........        217,496

Common stock reserved for
  options at end of 1998 ..........        135,983

Exercise price of options
  outstanding at end of 1998....... $0.25 - $ 1.00

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

                        PUBLISHERS EQUIPMENT CORPORATION

10.      EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan available to the employees of the Company after six months of service. The plan provides for voluntary contributions from participating employees. A participant may elect to make contributions up to the maximum permissible amount (the lesser of $30,000 or 25% of the participant's annual compensation) on a before tax basis. The 401(k) plan allows the Company to make voluntary contributions to the accounts of participating employees. The Company made no contributions to the 401(k) plan for 1998 or 1997. The Company pays all fees and expenses incurred for administration of the 401(k) plan.

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. Contributions to the plans are funded currently. The costs of the pension plans were approximately $229,000 in 1998 and $187,000 in 1997.

11.      EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $4,602,000 in 1998 and $4,838,000 in 1997.

12.      SIGNIFICANT CUSTOMERS

During 1998, three customers accounted for approximately 43 percent of the Company's revenues. During 1997, two customers accounted for approximately 23 percent of the Company's revenues.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act



Executive Officers Of The Company

          Name                  Age              Present Position
         ------                 ---              ----------------
       Evans Kostas             63             Chairman of the Board
                                               Chief Executive Officer
                                               and President

       Roger R. Baier           56             Chief Financial Officer
                                               and Vice President
                                               Finance

Both of the Executive Officers of the Company have served in their present capacities for the Company for at least the past five years.

[The remaining information required by Part III, Items 9, 10, 11 and 12 are set forth in the Proxy Statement to be delivered to Shareholders in connection with the Company's Annual Meeting of Shareholders presently scheduled to be held on June 18, 1999, which information is incorporated herein by reference.]

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


By: /s/ EVANS KOSTAS
   -----------------------------                   Date:  March 22, 1999
   Evans Kostas                                           -------------------
   Chairman of the Board,
   President and Chief Executive Officer

         In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                   Title                    Date
---------                                   -----
/s/ EVANS KOSTAS                    Chairman of the Board         March 22, 1999
---------------------------         President and Chief           --------------
Evans Kostas                        Executive Officer



/s/ ROGER R. BAIER                  Vice President-Finance        March 22, 1999
---------------------------         and Treasurer (Principal      --------------
Roger R. Baier                      Financial and Accounting
                                    Officer)


/s/ SIMON BONNIER
---------------------------         Director                      March 24, 1999
Simon Bonnier                                                     --------------


/s/ JAMES K. FEENEY
---------------------------         Director                      March 24, 1999
James K. Feeney                                                   --------------


/s/ ROBERT S. HAMILTON
---------------------------         Director                      March 24, 1999
Robert S. Hamilton                                                --------------


/s/ OLE B. RYGH
---------------------------         Director                      March 24, 1999
Ole B. Rygh                                                       --------------


/s/ REINHART SIEWERT
---------------------------         Director                      March 24, 1999
Reinhart Siewert                                                  --------------

                        PUBLISHERS EQUIPMENT CORPORATION

                                INDEX TO EXHIBITS


   EXHIBIT
   NO.                               DESCRIPTION                              PAGE
  ---------                          -----------                              ----
     3.1                     Articles of Incorporation of the
                             Company, together with Articles
                             of Amendment and Form of Amendment                 *

     3.2                     Articles of Amendment to Articles
                             of Incorporation of the Company,
                             filed with the Office of the Secre-
                             tary of State of Texas on June 2,
                             1988                                              **

     3.3                     Certificate of Correction of
                             Articles of Incorporation of the
                             Company, filed with the Office of
                             the State of Texas on April 9, 1990              ***

     3.4                     Amended and Restated Bylaws of the
                             Company                                          ***

    10.1                     Loan Agreement, dated as of July
                             15, 1998, between the Company and
                             Mercantile Bank of Western Missouri                P

    10.2                     Promissory Note, dated as of July
                             15, 1998, between the Company and
                             Mercantile Bank of Western Missouri                P

    10.3                     Promissory Note, dated as of July
                             15, 1998, between the Company and
                             Mercantile Bank of Western Missouri                P

    10.4                     Publishers Equipment Corporation
                             Stock Option Plan, as Amended                    ***

    10.5                     Purchase Agreement for 7%
                             Convertible Subordinated Notes
                             Due 1993, dated as of December
                             6, 1986, by and among the
                             Company, Windmoller & Holscher
                             and Koenig & Bauer AG                           ****

    10.6                     Employment Agreement, dated as
                             of May 2, 1988, as Amended by
                             and between the Company and
                             Robert S. Hamilton                              ****


   EXHIBIT
   NO.                               DESCRIPTION                              PAGE
  ---------                          -----------                              ----

      22                      Subsidiaries of the Company                      28

                                                Jurisdiction
                              Name            of Incorporation
                              ----            ----------------
                          King Press
                          Corporation              Missouri

                          Applied Graphics,
                          Inc.                      Texas

      24                  Consent of Independent Public
                          Accountants                                          45

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