Form 10QSB
period 1999-03-31
PUBLISHERS EQUIPMENT CORP
filed 1999-05-12
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1999.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
               ---------------------------------------------------

       (Exact name of small business issuer as specified in its charter)


           Texas                          75-1653425
-------------------------     -----------------------------------
 (State of incorporation)    (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas               75248
--------------------------------------------------             ----------
(Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES      X                 NO
                              -----------               -------------

Number of shares outstanding of the issuer's common stock as of May 11, 1999, 5,234,787 shares of common stock, no par value.


Page 1 of 9 sequentially numbered pages.

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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 1999, are not necessarily indicative of results of operations for the entire year.
















Page 2 of 9 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------------------

                                                                                 March 31,
                                                                                   1999

--------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Cash and cash equivalents ...............................                        $    144
Accounts receivable .....................................                             785
Inventories .............................................                           9,324
Other current assets ....................................                             182
                                                                                 --------
    Total current assets ................................                          10,435

Property, plant and equipment, net ......................                           1,170
                                                                                 --------

TOTAL ASSETS ............................................                        $ 11,605
                                                                                 ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Accounts payable and accrued liabilities ................                        $  1,434
Accrued warranty expense ................................                             397
Customer deposits .......................................                           1,055
Short term debt .........................................                           1,596
Current portion long term debt ..........................                             165
Convertible subordinated note ...........................                           1,000
                                                                                 --------
    Total current liabilities ...........................                           5,647

Long term debt ..........................................                           2,232
Other liabilities .......................................                             132

Shareholders' equity:
    Preferred stock .....................................                             100
    Common stock ........................................                          19,215
    Treasury stock ......................................                            (168)
    Retained deficit ....................................                         (15,553)
                                                                                 --------
       Total shareholders' equity .......................                           3,594
                                                                                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............                        $ 11,605
                                                                                 ========

--------------------------------------------------------------------------------------------


     Page 3 of 9 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

----------------------------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                March 31,
                                                                          1999             1998

----------------------------------------------------------------------------------------------------

Revenues .....................................                       $     1,579      $     1,966

Cost of revenues .............................                             1,276            1,448
                                                                     -----------      -----------

Gross profit .................................                               303              518

Selling, general and administrative expense...                               593              566
                                                                     -----------      -----------

Operating loss ...............................                              (290)             (48)

Interest expense .............................                               (76)             (83)
Interest income ..............................                              --               --
Other expense, net ...........................                               (13)             (10)
                                                                     -----------      -----------

Loss before taxes ............................                              (379)            (141)

Provision for income taxes ...................                              --               --
                                                                     -----------      -----------

Net loss .....................................                       $      (379)     $      (141)
                                                                     ===========      ===========

Weighted average shares outstanding:
      Basic ..................................                         5,234,787        5,220,253
      Diluted ................................                         5,259,577        5,287,662

Loss per share:
      Basic ..................................                             (0.07)           (0.03)
      Diluted ................................                             (0.07)           (0.03)


----------------------------------------------------------------------------------------------------



Page 4 of 9 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                   1999           1998

---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Loss from operations ..................................                       $  (379)       $  (141)
Adjustments to reconcile loss to
     net cash used in operating activities:
           Depreciation and amortization .................                            50             45
           Provision for losses on doubtful accounts .....                             7              8

Change in assets and liabilities:
           Decrease in accounts receivable ...............                           629            753
           Increase in inventories .......................                        (1,109)        (1,439)
           Decrease (increase) in other current assets ...                             6            (46)
           Decrease in accounts payable and
                 accrued liabilities .....................                           (73)          (737)
           Decrease in accrued warranty expense ..........                           (59)           (80)
           Increase in customer deposits .................                           472            937
                                                                                 -------        -------
   Net cash used in operations ...........................                          (456)          (700)

Cash flows from investing activities:
           Additions to property, plant and equipment ....                          (110)            (4)
                                                                                 -------        -------
   Net cash used in investing activities .................                          (110)            (4)

Cash flow from financing activities:
      Total borrowings ...................................                         2,080          2,462
      Total repayments ...................................                        (1,412)        (1,757)
                                                                                 -------        -------
   Net cash provided by financing activities .............                           668            705

Net increase in cash and cash equivalents ................                           102              1

Cash and cash equivalents at beginning of period .........                            42             38
                                                                                 -------        -------

Cash and cash equivalents at end of period ...............                       $   144        $    39
                                                                                 =======        =======

---------------------------------------------------------------------------------------------------------


     Page 5 of 9 sequentially numbered pages.

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

                             Results of Operations

Three Months Ended March 31, 1999

REVENUES. Revenues of $1,579,000 for the first quarter of 1999 compares to $1,966,000 for the first quarter of 1998, a decrease of approximately 20 percent. A decline in domestic revenues of approximately 34 percent in the current period was partially offset by an approximate 19 percent increase in foreign revenues.

The Company's order entry activity in the fourth quarter of 1998 and the first quarter of 1999 slowed, which will have an adverse effect on revenue recognition in the first half of 1999. This slowing is attributed to the competitive environment in domestic markets that delayed equipment purchase decisions and the expansion of the Asian currency crisis into South America. Domestic markets for printing equipment are active, but are crowded with equipment offerings with both domestic and foreign suppliers. As the currency crisis in Asia spread to South America, the attention of all equipment suppliers focused on remaining active markets, principally the United States, with the result that domestic purchasers have an expanded array of equipment choices to meet their needs. The consideration of these competing offers has often delayed the selection of equipment supplier, which in the Company's case, has been exacerbated by the pricing tactics of certain of the larger equipment manufacturers. The Company's product lines are designed to be most cost effective, and have been particularly attractive to purchasers who demand quality production capability, but at low cost. This price advantage has presently been eroded by the very deep discounting practices of some competitors, whom the Company believes prices its more highly featured products below cost to gain sales. The Company will not enter into contractual arrangements that do not cover equipment costs, and as a result has been removed from the competition for some orders.

The Company's backlog at the end of the first quarter includes domestic orders valued at $2.4 million that are scheduled for delivery in the second quarter of this year. In addition, there are domestic sales prospects being pursued as likely backlog additions in the second half of the year. The profit margins on the contracts in backlog, as well as the contracts being pursued, will be affected by competitive pricing pressures. The Company has instituted and maintained cost containment programs to mitigate the effect of reduced profit margins on contracts.


Page 6 of 9 sequentially numbered pages.

The Company is currently pursuing foreign equipment orders from sales prospects in Western Europe, and there are some signs of a recovery in Asian markets. The Company is represented by sales agents in over 50 countries, and is positioned to capitalize on the sales opportunities world wide as they arise. Revenues derived from sales to foreign customers accounted for approximately 41 percent of total revenues in the first quarter of 1999, compared to approximately 28 percent for the year earlier period, and are expected to remain a significant component of total revenues for the full year 1999.

GROSS PROFIT. Gross profit of $303,000, or 19.2 percent of revenues, for the first quarter of 1999 compares to $518,000, or 26.3 percent of revenues, for the first quarter of 1998. The reduction in gross profit expressed as a percent of revenues in the first quarter of 1999 results from a lower overall profit margin on orders shipped and reduced fixed cost coverage with the lower level of revenues. The profit margin on equipment shipped in the current quarter was adversely affected by competitive pricing pressures (See Revenues).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $593,000, or 37.6 percent of revenues, for the first quarter of 1999 compares to $566,000, or 28.8 percent of revenues, for the first quarter of 1998. The increase in selling, general and administrative expense in the current quarter results primarily from personnel additions to strengthen the Company's equipment sales activities. This addition was made in response to expanded sales opportunities that have accompanied improving domestic printing equipment market conditions.

OTHER INCOME(EXPENSE). Interest expense of $76,000 for the first quarter of 1999 compares to $83,000 for the first quarter of 1998, and is attributable to borrowings under the King Press Corporation credit facility (See Financial Position and Liquidity). Net other expense of $13,000 for the first quarter of 1999 compares to net other expense of $10,000 for the first quarter of 1998.

NET LOSS. A net loss of $379,000, or 24.0 percent of revenues, for the first quarter of 1999 compares to a net loss of $141,000, or 7.2 percent of revenues, for the first quarter of 1998.


                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation is supported by (i) a secured $2,000,000 revolving line of credit that expires July 15, 1999; (ii) a secured $2,500,000 term loan that matures July 15, 2001; and (iii) a $1,000,000 advisory line of credit. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets and requires that financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets. The advisory line of credit is conditional and includes restrictions on its use.




Page 7 of 9 sequentially numbered pages.

At March 31, 1999, King Press Corporation had $1,596,000 outstanding under the revolving line of credit, no borrowings outstanding under the advisory line and a balance of $2,397,000 owed under the term loan, $165,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at March 31, 1999, and expects to renew the revolving line of credit at its July 15, 1999 maturity.

The Company has a $1,000,000 Convertible Subordinated Note due December 31, 1999. The maturity date of this note has been extended in the past, and the Company expects to negotiate a further extension of the maturity date.

The Company's backlog at March 31, 1999, totaled $6,900,000 which was unchanged from the December 31, 1998 level. Included in backlog for both periods is a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company when the customer requested a restructuring of the contract payment schedule. The restructuring of the payment schedule has been accomplished, but the customer has not made a scheduled payment required to restart the contract. The Company expects to restart the contract in 1999, but there can be no assurance that this will occur.

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

                  Not Applicable.

Page 8 of 9 sequentially numbered pages.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUBLISHERS EQUIPMENT CORPORATION


May 11, 1999                           By:   /s/Roger R. Baier
                                             ----------------------------------
                                             Roger R. Baier
                                             Vice President Finance &
                                             Treasurer
                                             (Principal Financial Officer)































Page 9 of 9 sequentially numbered pages.

                               Index to Exhibits

Index
Number                                  Description
------                                  -----------
 27                                     Financial Data Schedule