Form 10QSB
period 1999-06-30
PUBLISHERS EQUIPMENT CORP
filed 1999-08-10
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period from              to
                            ------------    --------------.
Commission file number:  0-11744

                        Publishers Equipment Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Texas                                   75-1653425
------------------------      --------------------------------------------------
 (State of incorporation)            (I.R.S. Employer Identification No.)


  16660 Dallas Parkway, Suite 1100, Dallas, Texas                   75248
-------------------------------------------------              -----------------
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code:  972-931-2312

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

Number of shares outstanding of the issuer's common stock as of August 9, 1999, 5,234,787 shares of common stock, no par value.



Page 1 of 11 sequentially numbered pages.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Index to Financial Statements

                                                                                                                  Page
                                                                                                                 -------
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

In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended
June 30, 1999, are not necessarily indicative of results of operations for the entire year.


Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                    June 30,
                                                                      1999
                                                                   ----------
                                     ASSETS
Cash and cash equivalents ....................................     $     43
Accounts receivable ..........................................          530
Inventories ..................................................        9,336
Other current assets .........................................          114
                                                                   --------
    Total current assets .....................................       10,023

Property, plant and equipment, net ...........................        1,233
                                                                   --------

TOTAL ASSETS .................................................     $ 11,256
                                                                   ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities .....................     $  1,472
Accrued warranty expense .....................................          360
Customer deposits ............................................          885
Short term debt ..............................................        1,351
Current portion long term debt ...............................          200
Convertible subordinated note ................................        1,000
                                                                   --------
    Total current liabilities ................................        5,268

Long term debt ...............................................        2,248
Other liabilities ............................................          127

Shareholders' equity:
    Preferred stock ..........................................          100
    Common stock .............................................       19,215
    Treasury stock ...........................................         (168)
    Retained deficit .........................................      (15,534)
                                                                   --------
       Total shareholders' equity ............................        3,613
                                                                   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $ 11,256
                                                                   ========



     Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                         1999             1998            1999              1998
                                                     -----------      -----------      -----------      -----------
Revenues .......................................     $     3,474      $     4,527      $     5,053      $     6,493

Cost of revenues ...............................           2,730            3,558            4,006            5,006
                                                     -----------      -----------      -----------      -----------

Gross profit ...................................             744              969            1,047            1,487

Selling, general and administrative expense ....             638              693            1,231            1,259
                                                     -----------      -----------      -----------      -----------

Operating income (loss) ........................             106              276             (184)             228

Interest expense ...............................             (86)             (83)            (174)            (166)
Interest income ................................              --                1               --                1
Other income (expense), net ....................              --                4               (1)              (6)
                                                     -----------      -----------      -----------      -----------

Income (loss) before taxes .....................              20              198             (359)              57

Provision for income taxes (Note 1) ............              --               --               --               --
                                                     -----------      -----------      -----------      -----------

Net income (loss) ..............................     $        20      $       198      $      (359)     $        57
                                                     ===========      ===========      ===========      ===========

Weighted average shares outstanding:
      Basic ....................................       5,234,787        5,220,253        5,234,787        5,220,253
      Diluted ..................................       5,249,321        5,278,271        5,234,787        5,282,804

Income (loss) per share:
      Basic ....................................              --             0.04            (0.07)            0.01
      Diluted ..................................              --             0.04            (0.07)            0.01


Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                  1999         1998
                                                                -------      -------
Cash flows from operating activities:
   Income (loss) from operations ..........................     $  (359)     $    57
Adjustments to reconcile loss to
     net cash used in operating activities:
           Depreciation and amortization ..................          99           74
           Provision for losses on doubtful accounts ......          15           15

Change in assets and liabilities:
           Decrease in accounts receivable ................         875          765
           Increase in inventories ........................      (1,121)      (1,757)
           Decrease (increase) in other current assets ....          75          (33)
           Increase (decrease) in accounts payable and
                 accrued liabilities ......................         (40)         533
           Decrease in accrued warranty expense ...........         (96)         (27)
           Increase in customer deposits ..................         302          119
                                                                -------      -------
   Net cash used in operations ............................        (250)        (254)

Cash flows from investing activities:
           Additions to property, plant and equipment .....        (223)         (29)
                                                                -------      -------
   Net cash used in investing activities ..................        (223)         (29)

Cash flow from financing activities:
      Total borrowings ....................................       4,363        4,938
      Total repayments ....................................      (3,889)      (4,658)
                                                                -------      -------
   Net cash provided by financing activities ..............         474          280

Net increase (decrease) in cash and cash equivalents ......           1           (3)

Cash and cash equivalents at beginning of period ..........          42           38
                                                                -------      -------

Cash and cash equivalents at end of period ................     $    43      $    35
                                                                =======      =======


     Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The income tax provision for the six month period ending June 30, 1998, of $19,000 was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.





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

                              Results of Operations

Three Months Ended June 30, 1999

REVENUES. Revenues of $3,474,000 for the second quarter of 1999 compare to $4,527,000 for the second quarter of 1998, a decrease of approximately 23 percent. Revenues derived from sales to domestic customers were at an expected level in the second quarter of 1999, having decreased approximately 28% compared to the second quarter 1998 when the Company achieved the highest level of domestic revenues in recent years. Domestic markets for printing equipment are active, sustained by growing expenditures for print advertising and stable newsprint costs. The company's list of identified domestic sales prospects is as strong as it has been in recent years, and there is a high level of sales quotation activity. The competition for orders, however, is intense.

The prolonged currency crisis in Asia and its spread to South America has focused the attention of equipment suppliers on the North American markets with the result that potential purchasers have an expanded array of competing equipment offerings from which to choose. This situation has often delayed the selection of equipment supplier, and resulted in certain of the larger equipment manufacturers using deeply discounted pricing to gain competitive advantage. Both of these developments have had an adverse effect of the Company's operations.

The Company's order entry rate in the first half of 1999 has been slowed by delays in equipment purchase decisions, and its profit margins lowered by the pricing tactics of competitors. The Company's product lines are designed to be most cost effective, and have been particularly attractive to purchasers who demand quality production capability, but at low cost. This price advantage has been eroded by the very deep discounting practices of some competitors, whom the Company believes price their more highly featured products below cost to gain sales. The Company will not enter into contractual arrangements that do not cover equipment costs, and as a result has been removed from the competition for some orders. This practice can cause confusion among sales prospects who expects the Company's prices in many cases to be below the competing equipment offerings.

One of the industry's major equipment suppliers has reported severe financial difficulties in recent quarters as a result of continuing losses, and the Company believes that these losses can be attributed to the discounted pricing tactics it has employed. The Company expects this competitor to emerge from these financial difficulties, but believes that it's pricing tactics will have to return to a more sustainable level for this to occur. This development would also be beneficial to the Company's operations.


Page 7 of 11 sequentially numbered pages.

Revenues derived from sales to foreign customers increased approximately 63 percent in the second quarter of 1999 compared to the second quarter of 1998, accounting for 11 percent of total revenues compared to 5 percent for the year earlier period. Foreign revenue levels in both periods were below the Company's normal expectations, which the Company attributes primarily to the currency crisis affecting Asia and South America in 1998 and 1999. The Company is represented by sales representatives located in over fifty countries, and its list of foreign sales prospects provide adequate opportunity for foreign sales to return to a more normal level.

There are signs that the adverse conditions affecting domestic and foreign printing equipment markets may ease. Certain Asian economies have begun a long anticipated recovery and the Company believes that equipment pricing practices may return to a more healthy level. Prior to the Asian currency crisis, printing equipment markets in this area represented the most attractive sales opportunities world wide. The Company believes that equipment sales opportunities in these markets will increase as the economies strengthen.

The slow order entry rate experienced in the first half of 1999 will have a negative effect on the Company's second half financial performance also. The Company expects to book into backlog several contracts in the final two quarters of 1999, but the manufacturing cycle time for new equipment orders would preclude orders received in the second half from delivery during the year. The Company is taking steps to control expenses and minimize the effect of reduced revenue levels on its profitability in 1999.

GROSS PROFIT. Gross profit of $744,000, or 21.4 percent of revenues, for the second quarter of 1999 compares to $969,000, or 21.4 percent of revenues, for the second quarter of 1998. The reduction in gross profit in the current quarter is attributable to the lower level of revenues in the second quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $638,000, or 18.4 percent of revenues, for the second quarter of 1999 compares to $693,000, or 15.3 percent of revenues, for the second quarter of 1998. The reduction in selling, general and administrative expense reflects the Company's cost control actions taken in response to the lower level of revenues in the second quarter of 1999.

OTHER INCOME (EXPENSE). Interest expense of $86,000 for the second quarter of 1999 compares to $83,000 for the second quarter of 1998, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving line of credit.

NET INCOME. Net income of $20,000, or 0.6 percent of revenues, for the second quarter of 1999 compares to net income of $198,000, or 4.4 percent of revenues, for the second quarter of 1998.


Page 8 of 11 sequentially numbered pages.

Six Months Ended June 30, 1999

REVENUES. Revenues of $5,053,000 for the first half of 1999, compare to $6,493,000 for the first half of 1998, a decrease of approximately 22 percent. Revenues derived from sales to domestic customers decreased approximately 29 percent in the first six months of 1999 compared to the first half of 1998. Revenues derived from sales to foreign customers decreased approximately 24 percent in the six months of 1999 compared to the first half of 1998, accounting for 20 percent of total revenues compared to 12 percent for the year earlier period.

GROSS PROFIT. Gross profit of $1,047,000, or 20.7 percent of revenues, for the first half of 1999 compares to $1,487,000, or 22.9 percent of revenues, for the first half of 1998. The reduction in gross profit expressed as a percent of revenues for the six months of 1999 results from a lower overall profit margin on orders shipped and reduced fixed cost coverage with the lower level of revenues for the period. Profit margins on equipment shipped in the first half of 1999 were adversely affected by competitive pricing pressures (See Revenues).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,231,000, or 24.4 percent of revenues, for the first half of 1999 compares to $1,259,000, or 19.4 percent of revenues, for the first half of 1998. The increase in selling, general and administrative expense expressed as a percent of revenues in the first six months of 1999 is attributable to the lower level of revenues in the period.

OTHER INCOME (EXPENSE). Interest expense of $174,000 for the first half of 1999 compares to $166,000 for the first half of 1998, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving line of credit.

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first half of 1998 (See Note 1 of Notes to Consolidated Financial Statements).

NET INCOME (LOSS). A net loss of $359,000, or 7.1 percent of revenues, for the first half of 1999, compares to net income of $57,000 or 0.9 percent of revenues, for the first half of 1998.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported by (i) a secured $2,000,000 revolving line of credit that expires July 15, 1999; (ii) a secured $2,500,000 term loan that matures July 15, 2001; and
(iii) a $1,000,000 advisory line of credit. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets and requires that financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets. The advisory line of credit is conditional and includes restrictions on its use. At June 30, 1999, King Press Corporation had $1,351,000 outstanding under the revolving line of credit, no borrowings outstanding under the advisory line and a balance of $2,357,000 owed under the term loan, $184,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at June 30, 1999. The $2,000,000 revolving line of credit was renewed at its maturity for a one year extension under existing terms.

Page 9 of 11 sequentially numbered pages.

The Company's backlog at June 30, 1999, totaled approximately $3,900,000 compared to approximately $3,600,000 at March 31, 1999, and December 31, 1998. These backlog amounts exclude a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter of 1997 when the customer requested a restructuring of the contract payment schedule. The restructuring of the payment schedule was accomplished, but the customer has not made a scheduled payment to restart the contract. This contract will be excluded from backlog until payment by the customer resumes.


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

                  Not Applicable.

Item 3.  Defaults upon Senior Securities.

                  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on June 18, 1999. One proposal was acted on at the Meeting:

         (i)      The election of six directors for a one year term.

         The results of the vote on this proposal was as follows:

                                            Votes For       Votes Against
                                            ---------       -------------
         Election of Directors

                  Simon Bonnier             4,681,451          155,625
                  James K. Feeney           4,685,551          151,525
                  Robert S. Hamilton        4,686,135          150,941
                  Evans Kostas              4,682,900          154,176
                  Ole B. Rygh               4,685,451          151,625
                  Reinhart Siewert          4,685,751          151,325


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


                                       PUBLISHERS EQUIPMENT CORPORATION


August 9, 1999                         By:         /s/Roger R. Baier
                                                   ----------------------------

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