Form 10QSB
period 1999-09-30
PUBLISHERS EQUIPMENT CORP
filed 1999-10-27
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1999.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Texas                                           75-1653425
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas                    75248
   -----------------------------------------------                  ---------
     (Address of principal executive offices)                       (zip code)

Registrant's telephone number, including area code:  972-931-2312


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]          NO [ ]


Number of shares outstanding of the issuer's common stock as of October 26, 1999, 5,234,787 shares of common stock, no par value.


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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 1999, are not necessarily indicative of results of operations for the entire year.


Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                                                     September 30,
                                                                         1999
                                                                     -------------
                                     ASSETS
Cash and cash equivalents ........................................     $     42
Accounts receivable ..............................................        1,106
Inventories ......................................................        8,735
Other current assets .............................................          111
                                                                       --------
    Total current assets .........................................        9,994

Property, plant and equipment, net ...............................        1,190
                                                                       --------

TOTAL ASSETS .....................................................     $ 11,184
                                                                       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities .........................     $  1,816
Accrued warranty expense .........................................          280
Customer deposits ................................................            9
Short term debt ..................................................        1,829
Current portion long term debt ...................................          205
                                                                       --------
    Total current liabilities ....................................        4,139

Convertible subordinated note ....................................        1,000
Long term debt ...................................................        2,201
Other liabilities ................................................          123

Shareholders' equity:
    Preferred stock ..............................................          100
    Common stock .................................................       19,215
    Treasury stock ...............................................         (168)
    Retained deficit .............................................      (15,426)
                                                                       --------
       Total shareholders' equity ................................        3,721
                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................     $ 11,184
                                                                       ========


Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                            September 30,                 September 30,
                                                         1999           1998           1999           1998
                                                     -----------    -----------    -----------    -----------
Revenues .........................................   $     4,121    $     5,529    $     9,174    $    12,023

Cost of revenues .................................         3,267          4,462          7,273          9,468
                                                     -----------    -----------    -----------    -----------

Gross profit .....................................           854          1,067          1,901          2,555

Selling, general and administrative expense ......           649            760          1,880          2,018
                                                     -----------    -----------    -----------    -----------

Operating income .................................           205            307             21            537

Interest expense .................................           (97)           (75)          (271)          (242)
Interest income ..................................          --                1              1              1
Other expense, net ...............................          --               (5)            (2)           (11)
                                                     -----------    -----------    -----------    -----------

Income (loss) before taxes .......................           108            228           (251)           285

Provision for income taxes (Note 1) ..............          --             --             --             --
                                                     -----------    -----------    -----------    -----------

Net income (loss) ................................   $       108    $       228    $      (251)   $       285
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding:
      Basic ......................................     5,234,787      5,220,253      5,234,787      5,220,253
      Diluted ....................................     5,249,321      5,249,321      5,234,787      5,270,121

Income (loss) per share:
      Basic ......................................          0.02           0.04          (0.05)          0.05
      Diluted ....................................          0.02           0.04          (0.05)          0.05


Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                      1999       1998
                                                                    -------    -------
Cash flows from operating activities:
   Income (loss) from operations ................................   $  (251)   $   285
Adjustments to reconcile loss to
     net cash provided (used) in operating activities:
           Depreciation and amortization ........................       143        137
           Provision for losses on doubtful accounts ............        22         22

Change in assets and liabilities:
           Decrease in accounts receivable ......................       293        691
           Increase in inventories ..............................      (520)      (309)
           Decrease in other current assets .....................        77         59
           Increase (decrease) in accounts payable and
                 accrued liabilities ............................       302       (574)
           Increase (decrease) in accrued warranty expense ......      (177)        57
           Decrease in customer deposits ........................      (574)      (285)
                                                                    -------    -------
   Net cash provided (used) in operations .......................      (685)        83

Cash flows from investing activities:
           Retirements to property, plant and equipment .........         4       --
           Additions to property, plant and equipment ...........      (228)      (201)
                                                                    -------    -------
   Net cash used in investing activities ........................      (224)      (201)

Cash flow from financing activities:
      Total borrowings ..........................................     6,902      9,602
      Total repayments ..........................................    (5,993)    (9,280)
                                                                    -------    -------
   Net cash provided by financing activities ....................       909        322

Net increase in cash and cash equivalents .......................      --          204

Cash and cash equivalents at beginning of period ................        42         38
                                                                    -------    -------

Cash and cash equivalents at end of period ......................   $    42    $   242
                                                                    =======    =======


Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The income tax provision for the nine month period ending September 30, 1998, of $97,000 was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.



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

                              Results of Operations

Three Months Ended September 30, 1999

REVENUES. Revenues of $4,121,000 for the third quarter of 1999 compare to $5,529,000 for the third quarter of 1998, a decrease of approximately 25 percent that reflects reductions in both domestic and foreign revenues in the current period. Revenues derived from sales to domestic customers decreased approximately 8 percent in the third quarter of 1999 compared to the third quarter of 1998, while revenues derived from sales to foreign customers decreased approximately 25 percent in this same period.

Both foreign and domestic printing equipment market conditions have been generally favorable in 1999, and the Company has maintained a high level of sales quotation activity to both foreign and domestic sales prospects during the year. While the Company has not lost any of the most promising sales to competitors, the booking of these potential sales to order backlog has been delayed by a variety of factors beyond the Company's control. These delays affected the Company's financial performance in the first three quarters of 1999, and their continuation into the current quarter will be reflected in fourth quarter financial results which are now expected to fall below 1998 levels.

The Company remains optimistic that several of the domestic and foreign orders it is pursuing will yet be booked in 1999, and that the Company will enter 2000 with a substantial equipment order backlog. The domestic sales prospect list includes attractive sales opportunities for both the Company's newspaper and commercial printing equipment, and the fundamentals for the health of domestic markets remain favorable. Newsprint cost, which represents the single largest component of newspaper operating expense, is stable and print advertising expenditures, which represent the major source of income for the Company's customer base, are at a healthy level.

The Company's recently introduced Print King IV 4-color newspaper product line is currently under consideration by both domestic and foreign sales prospects. The vertical printing tower arrangement of the Print King IV equipment provides increased product color content and greater production flexibility, within relatively small space requirements, all important features for the growing short-run focused product content of newspaper production. The first installation of this equipment was placed in successful production by a domestic customer at the beginning of this year and the Company is pursuing an order for a large domestic newspaper group that it expects to finalize before year end.



Page 7 of 11 sequentially numbered pages.

During the third quarter of 1999, a second order of the Company's top of the line Process King printing equipment was delivered to a commercial printer in the U.S., replacing a competitor's equipment, and discussions are underway for additional equipment orders that will displace even more of this competitor's equipment. Commercial printing markets in the U.S. have absorbed much of the over-capacity that existed in recent years and are now experiencing some growth. The Company's Process King and Color King product lines are positioned to compete effectively as commercial equipment sales opportunities arise.

Foreign sales accounted for approximately 55 percent of the Company's total revenues in the third quarter of 1999 compared to approximately 63 percent for the third quarter of 1998. During the third quarter of 1999, two equipment orders were delivered to customers in the Netherlands, including the first foreign order of the Company's Print King IV printing equipment. The Company's foreign sales prospect list includes opportunities for the sale of both newspaper and commercial printing equipment, and foreign sales are expected to remain a significant component of the Company's total revenues.

GROSS PROFIT. Gross profit for the third quarter of 1999 of $854,000, or 20.7 percent of revenues, compares to $1,067,000, or 19.3 percent of revenues, for the third quarter of 1998. The reduction in gross profit in the current quarter is a result of the lower level of revenues during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the third quarter of 1999 of $649,000, or 15.7 percent of revenues, compares to $760,000, or 13.7 percent of revenues, for the third quarter of 1998. The reduction in selling, general and administrative expense in the current quarter results from reduced business insurance premiums that accompanied a lower level of revenues, and other cost containment measures taken by the Company in response to slower business activity.

OTHER INCOME (EXPENSE). Interest expense of $97,000 for the third quarter of 1999 compares to $75,000 for the third quarter of 1998. Interest expense in the current quarter is attributable primarily to term debt in the King Press Corporation bank credit facility (see Financial Position and Liquidity)

NET INCOME (LOSS). Net income of $108,000, or 2.6 percent of revenues, for the third quarter of 1999 compares to net income of $228,000, or 4.1 percent of revenues, for the third quarter of 1998.

Nine Months Ended September 30, 1999

REVENUES. Revenues of $9,174,000 for the first nine months of 1999 compares to $12,023,000 for the first nine months of 1998, reflecting a decrease of approximately 23 percent in both domestic and foreign revenues in the current period. Revenues derived from sales to foreign customers accounted for approximately 36 percent of total revenues in both the first nine months of 1999 and 1998. Foreign sales in both 1998 and 1999 have been adversely affected by the currency crisis in the Far East and South America. The Far East had been one of the most active markets for printing equipment sales prior to the currency crisis. As this crisis eases, the Company expects sales to both the very important Pacific Rim region and South America to improve.


Page 8 of 11 sequentially numbered pages.

GROSS PROFIT. Gross profit for the first nine months of 1999 of $1,901,000, or
20.7 percent of revenues, compares to $2,555,000, or 21.3 percent of revenues, for the first nine months of 1998. The reduction in gross profit for the first nine months of 1999 is a result of lower revenues for the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative for the first nine months of 1999 of $1,880,000, or 20.5 percent of revenues, compares to $2,018,000, or 16.8 percent of revenues, for the first nine months of 1998. The increase in selling, general and administrative expressed as a percent of revenues in the first nine months of 1999 compared to the year earlier period is a result of lower revenues in the current period.

OTHER INCOME (EXPENSE). Interest expense of $271,000 for the first nine months of 1999 compares to $242,000 for the first nine months of 1998. Interest expense in the current period is attributable primarily to term debt in the King Press Corporation bank line of credit (see Financial Position and Liquidity).

PROVISION FOR TAX. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for the first nine months of 1998 (see Note 1 of Notes to Consolidated Financial Statements).

NET INCOME (LOSS). A net loss of $251,000, or 2.7 percent of revenues, for the first nine months of 1999 compares to net income of $285,000, or 2.4 percent of revenues, for the first nine months of 1998.


                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the third quarter of 1999 by (i) a secured $2,000,000 revolving line of credit that expires July 15, 2000; and (ii) a secured $2,500,000 term loan that expires July 15, 2001. The loan agreement pertaining to the revolving line of credit and term loan includes restrictions on indebtedness, liens and the disposal of assets, and requires that certain financial ratios be maintained; and, provides security through a cross collateralization of all King Press Corporation assets.

At September 30, 1999, King Press Corporation had $1,829,000 outstanding under the revolving line of credit, and a balance of $2,317,000 owed under the term loan, $188,000 of which is current. The Company was in compliance with all provisions of the loan agreement at September 30, 1999.

The Company's backlog at September 30, 1999, totaled $1,514,000, compared to $3,900,000 at June 30, 1999 and $3,600,000 at December 31, 1998. These backlog amounts exclude a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter 1997 when the customer requested a restructured contract payment schedule. The restructuring of the payment schedule has been accomplished, but the customer has not made a scheduled payment required to restart the contract. This contract will be excluded from backlog until payment by the customer resumes.



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


                                        PUBLISHERS EQUIPMENT CORPORATION


October 26, 1999                        By: /s/Roger R. Baier
                                            ------------------------------
                                            Roger R. Baier
                                            Vice President Finance &
                                            Treasurer
                                            (Principal Financial Officer)



Page 11 of 11 sequentially numbered pages.

                                 EXHIBIT INDEX

Exhibit                  Description
-------                  -----------
27                       Financial Data Schedule