Form 10KSB
period 1999-12-31
PUBLISHERS EQUIPMENT CORP
filed 2000-04-12
CIK 715414

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934. (No fee required). For the transition period from ____________ to
     ______________.

     Commission file number: 0-11744.

                        PUBLISHERS EQUIPMENT CORPORATION
                 ----------------------------------------------

                 (Name of Small Business Issuer In Its Charter)

            Texas                                                75-1653425
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

16660 Dallas Parkway, Suite 1100, Dallas, TX                          75248
--------------------------------------------                      --------------
  (Address of principal executive offices)                          (zip code)

                                 (972) 931-2312
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of each class                                         On Which Registered
-------------------                                        --------------------
      None                                                          --

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

Yes  X    No
    ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

     The issuers revenues for the fiscal year ended December 31, 1999 were $11,590,802.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2000, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $997,371.

     Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 27, 2000.

Title of each class of common stock                           Number Outstanding
-----------------------------------                           ------------------
   Common Stock, No Par Value                                      5,249,321

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the issuer to be held during 2000 are incorporated hereby by reference in Part III.


Page 1 of 41 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION

                   INDEX TO THE DECEMBER 31, 1999 FORM 10-KSB

                                                                                 PAGE
                                                                                 ----
                                     PART I

Item 1.  Business.............................................................     3

Item 2.  Properties...........................................................     5

Item 3.  Legal Proceedings....................................................     6

Item 4.  Submission of Matters to a Vote of
         Security Holders.....................................................     6

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters......................................     6

Item 6.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations........................................................     7

Item 7.  Financial Statements and Supplementary
         Data.................................................................    11

Item 8.  Changes In and Disagreements with
         Accountants on Accounting and
         Financial Disclosure.................................................    25

                                    PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act....................................    25

Item 10. Executive Compensation...............................................    25

Item 11. Security Ownership of Certain
         Beneficial Owners and Management.....................................    25

Item 12. Certain Relationships and Related
         Transactions.........................................................    26

Item 13. Exhibits, Lists and Reports on
         Form 8-K.............................................................    26

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

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (972) 931-2312. As of December 31, 1999, the Company employed 110 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a five-year contract that expires November 20, 2000. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                        Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 1999, the Company derived approximately 38 percent of its revenues from foreign sales, which included customers in Europe, Africa and South America. During 1998, the Company derived approximately 30 percent of its revenues from foreign sales. (See Item 6. Results of Operations. Revenues.)

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi-commercial printers. During 1999, three customers accounted for approximately 44 percent of the Company's revenues. During 1998, three customers accounted for approximately 43 percent of the Company's revenues.

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

   Litho King Printing Press          Newspaper, Small
   and Add-On Units                   and Mid-Size

   Color King Printing Press          Newspaper; Semi-
   and Add-On Units                   Commercial, Heatset
                                      and Non-Heatset

   Process King Printing Press        Commercial, Heatset
   and Add-On Units                   and Non-Heatset

   Media King Printing Press          Newspaper, Mid-Size;
   and Add-On Units                   Semi-Commercial, Heatset
                                      and Non-Heatset

   Print King IV                      Newspaper, Mid-Size;
   Printing Presses and Add-On        Semi-Commercial, Heatset
   Units                              and Non-Heatset

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

During 1999, approximately $419,000 was charged to operations for warranty costs, compared to approximately $329,000 charged to operations for warranty costs in 1998.

                               Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1995, 1996 and 1997, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the emerging former East Block countries. In 1998, the Company introduced the Print King IV printing unit, an economical four-high printing unit designed for four color newspaper and some commercial printing. This printing unit is a complementary addition to other King Press products. The first Print King IV printing units were installed at a domestic customer's location in the first quarter of 1999. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

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

During 1999, the Company spent approximately $152,000 on such research and development activities. During 1998, the Company spent approximately $190,000 on research and development activities not connected with customer contracts.

                                   Competition

King Press' operations compete on a worldwide basis, principally with U.S. based Heidelberg Web Press, Inc., Goss Graphic Systems, Inc., Dauphin Graphic Machines, Inc. and Solna International AB. The Company believes its single-width presses provide a price/performance combination superior to its competitors.

Item 2. Properties

The Company leases 1,925 square feet for its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas, which is used for its corporate management offices. The lease on this office expires in 2001, at which time the Company expects to negotiate a renewal of the lease.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock has traded on the Nasdaq Stock Market under the symbol PECN since January 7, 1986 and prior to that time in the over-the-counter market. The following table sets forth the range of the daily high and low sales prices for the common stock, as reported by the National Association of Securities Dealers, Inc. through NASDAQ for all periods after January 1, 1998.

                                                                    Stock
                                                               ----------------
                                                               High         Low
                                                               ----         ---
1998
         First Quarter ...............................         0.41         0.26
         Second Quarter ..............................         0.41         0.20
         Third Quarter ...............................         0.27         0.19
         Fourth Quarter ..............................         0.26         0.15

1999
         First Quarter ...............................         0.31         0.22
         Second Quarter ..............................         0.25         0.20
         Third Quarter ...............................         0.25         0.19
         Fourth Quarter ..............................         0.24         0.16

2000
         First Quarter ...............................         0.19         0.19
         (Through March 27, 2000)

As of March 27, 2000, there were approximately 408 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        Financial Position and Liquidity

King Press was supported in 1999 by a secured $2,000,000 revolving line of credit that expires July 15, 2000 and a secured $2,500,000 term loan that matures July 15, 2001. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens, the disposal of assets and requires that certain financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets.

At December 31, 1999, King Press had $1,748,000 outstanding under the revolving line of credit and a balance of $2,275,000 owed under the term loan, $177,000 of which is current. King Press Corporation was in default of provisions of the line of credit pertaining to certain financial ratios at December 31, 1999. The lender has agreed to waive the default under those provisions.

The Company has a $1,000,000 Convertible Subordinated Note due December 31, 2000. The maturity date of this note has been extended in the past, and the Company expects to negotiate a further extension of the maturity date.

The Company's backlog at December 31, 1999, totaled $3,387,000, compared to $3,600,000 at December 31, 1998. These backlog amounts exclude a $3.3 million equipment order for a customer in Saudi Arabia that was placed on hold by the Company in the fourth quarter of 1997 when the customer requested a restructured contract payment schedule. The restructuring of the payment schedule was accomplished, but the customer did not make a scheduled payment required to restart the contract. This contract will be excluded from backlog until payment terms are renegotiated and such payments by the customer resume.


                              Results of Operations

Revenues. Revenues of $11,591,000 for 1999 compare to $15,180,000 for 1998, a reduction of approximately 24 percent. Revenues derived from sales to domestic customers decreased approximately 32 percent in 1999 compared to 1998, a reduction that the Company attributes to delays in booking certain equipment orders. Each of these equipment orders remain active entering 2000, and join additional domestic sales opportunities to form a strong domestic sales prospect list for 2000.

Domestic printing equipment markets were active in 1999 as two of the most important factors governing equipment sales were favorable. Print advertising expenditures, which represent the major source of income for the Company's customer base, were at a healthy level and newsprint cost, which represents the major component of newspaper production expense, remained relatively stable. Trade publications report that total domestic newspaper advertising expenditures grew by approximately 5.4 percent in 1999. Classified advertising, the largest category, is estimated to have increased by 4.2 percent over 1998, with national and retail growing approximately 15.3 percent and 3.6 percent respectively. For 2000, total domestic newspaper advertising expenditures are forecast to increase by approximately 5.3 percent over 1999. Classified advertising is forecast to grow 4.0 percent, with national and retail growing approximately 10.8 percent and 4.7 percent respectively. With this level of advertising expenditures, domestic printing equipment markets can be expected to remain active in 2000.

Classified and retail print advertising expenditure rates have been affected by the growth of e-commerce, and although online advertising has not had a material effect on total print advertising expenditures, this issue could become a concern as e-commerce continues to expand. Domestic newspapers have responded to this diversion of an important revenue source by investing in websites that utilize their news gathering services, with many of them carrying classified advertising. It is estimated that 90 percent of domestic newspapers currently have websites, up from only 30 such sites in 1996. The Company is monitoring all developments in this area and does not expect the growth of online commerce to have a significant effect on its equipment sales in the near term.

An industry association study conducted in 1999 indicates that the Internet has not had an impact on newspaper readership. This study found that newspaper readership among online users is higher than the general adult population, and is even stronger among those who visit online newspaper sites. A second study by this same association found that 70 percent of job seekers continue to use newspapers as their primary source of information.

Domestic newspapers have also faced a slow decline in circulation and readership due to the availability of alternative news sources, primarily television. To reverse the declines in readership and circulation, and increase the effectiveness of advertising, domestic newspapers have improved services for both readers and advertisers, principally by increasing targeted distribution of their products. Newspapers have increased local news coverage and included targeted supplements, inserts and circulars, with their publications. As a result, the business mix of newspapers has included an increasing content of these focused printing materials, which are delivered to targeted market areas. These short press-run products are produced more cost effectively, with less waste, on single-width press equipment as sold by the Company. The Company has delivered equipment for this purpose to a leading U.S. newspaper group, and expects similar orders in the future.

Domestic newsprint cost was volatile in the decade of the `90s, reaching a high of over $700 a metric ton in 1995, declining to close to $500 a metric ton in early 1997 and averaging approximately $510 for 1999. Trade publications forecast an average newsprint cost for 2000 of $553 a metric ton, an approximate 9 percent increase over 1999. Newsprint cost can account for as much as 20 percent of newspapers' cost, and the cost reduction since 1995 has been very beneficial to newspaper operating results, but price stability is also important for business planning purposes. Newspapers negotiate contracts to lock in newsprint cost long term, and some have converted to narrower web widths, which can reduce newsprint cost by as much as 7 percent.

In recent years domestic demand for printing equipment has been marked by the need for increased product color capability and flexibility in production. The Company responded to this demand by the introduction of the Media King printing press and, more recently, the Print King IV printing press. These printing presses feature high quality 4-color capability with vertically stackable printing units that can be purchased as part of a new press or as add-ons to existing King Press Equipment. The compact design arrangement of this equipment provides improved color capability within relatively small space requirements. The first domestic order of Print King IV equipment was placed in successful production in the first quarter of 1999, and generated interest from both domestic and foreign sales prospects.

Revenues derived from sales to foreign customers deceased approximately 5 percent in 1999 compared to 1998, accounting for approximately 38 percent of total revenues in 1999 compared to approximately 30 percent in 1998. The single largest factor affecting foreign printing equipment sales in both 1999 and 1998 was the continued currency crisis in Southeast Asia. The Pacific Rim had been one of the most rapidly emerging markets for printing equipment in the world, and only in late 1999 began to show some renewed sales quotation activity as the currency crisis eased.

During 1999, the Company delivered equipment orders to customers in Africa, Brazil and the Netherlands. Included in equipment delivered to the Netherlands was the first sale of the Company's Print King IV press equipment to a foreign customer. Foreign printing equipment markets, like domestic markets, are seeing a demand for increased color capability in printed products.

The Company's foreign sales efforts are conducted by a dealer network that includes Sales Representatives in over 50 countries. The Company has been successful in selling its full equipment line to foreign customers, and has equipment installations in over 60 countries around the world. The Company expects revenues derived from sales to foreign customers to remain a significant component of its total revenues in 2000.

With domestic market conditions forecast to remain favorable in 2000 and broad opportunities in foreign markets, the Company expects to be successful in booking an increased number of equipment orders during the new year. The Company through the years has upgraded exiting press lines and added new equipment to ensure that its product lines meet the evolving needs of its domestic and foreign customer bases with high quality, cost effective equipment printing offerings (See Item 1. Product Development).

Gross Profit. Gross profit of $2,332,000, or 20.1 percent of revenues, for 1999 compares to $3,147,000, or 20.7 percent of revenues, for 1998. The Company's gross profit expressed as a percent of revenues was adversely affected in both 1999 and 1998 by competitive pricing practices in both domestic and foreign markets. Certain of the Company's larger competitors used deeply discounted pricing in both years to secure equipment orders. The Company will not compete for an order on less than a break-even basis, and as a consequence has had to withdraw from the competition for some orders while absorbing an erosion of profit margins on contracts won.

One of the Company's major domestic competitors underwent a reorganization under Chapter 11 of the bankruptcy code in the last half of 1999, which the Company believes was a result of its product pricing practices. The Company expects this supplier to remain a viable competitor, but believes that its pricing practices must return to a more sustainable level, which would be for the benefit of all equipment suppliers.

During 1999, a reduction in the Company's warranty reserve of approximately $143,000 was made to bring this reserve in line with the estimated liability at year end (See Note 5 of Notes to Consolidated Financial Statements).

Selling, General and Administrative Expense. Selling, general and administrative expense of $2,453,000, or 21.2 percent of revenues for 1999 compares to $2,618,000, or 17.2 percent of revenues, for 1998. The increase in selling, general and administrative expense expressed as a percent of revenues in 1999 is a result of the lower level of revenues in 1999 compared to 1998.

Other Income (Expense). Interest expense of $374,000 for 1999, derived primarily from borrowings under the King Press Corporation revolving line of credit and term note, compares to $322,000 for 1998 derived from these same sources (See Financial Position and Liquidity). The increase in interest expense in 1999 compared to 1998 is attributable primarily to a full 12-months interest being incurred in 1999 on the term note which originated in mid-1998.

Net other income of $13,000 in 1999 compares to net other income of $95,000 in 1998, which included a customer deposit forfeited by a canceled order.

Provision For Taxes. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for 1998. (See
Note 7 of Notes to Consolidated Financial Statements).

Net Income (Loss). A net loss of $481,000, or 4.1 percent of revenues, for 1999 compares to net income of $304,000, or 2.0 percent of revenues, for 1998.

Item 7. Financial Statements and Supplementary Data

                                                                             Page
                                                                             ----
          Index to Consolidated Financial Statements
          and Financial Statement Schedules:

          Report of Independent Public Accountants ........................   12

          Consolidated Balance Sheet as of
            December 31, 1999 .............................................   13

          Consolidated Statements of Income -
            two years in the period ended
            December 31, 1999 .............................................   14

          Consolidated Statements of Shareholders'
            Equity - two years in the period
            ended December 31, 1999 .......................................   15

          Consolidated Statements of Cash Flows -
            two years in the period ended
            December 31, 1999 .............................................   16

          Notes to Consolidated Financial
            Statements ....................................................   17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Publishers Equipment Corporation:

We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  March 8, 2000

                        PUBLISHERS EQUIPMENT CORPORATION


CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                       1999
                                                                   ------------
ASSETS
    Current assets:
       Cash and cash equivalents ...............................   $     42,911
       Trade accounts receivable (net of allowance for
            doubtful accounts of $36,210) ......................        775,817
       Inventories (Note 3) ....................................      8,679,329
       Prepaid expenses and other current assets ...............        113,177
                                                                   ------------
           Total current assets ................................      9,611,234
                                                                   ------------
    Property, plant and equipment, at cost (Note 5):
       Land ....................................................         30,138
       Building ................................................      1,689,265
       Transportation equipment ................................         62,631
       Furniture and fixtures ..................................        878,670
       Machinery and tools .....................................      1,826,443
                                                                   ------------
                                                                      4,487,147
       Less accumulated depreciation ...........................      3,325,338
                                                                   ------------
           Net property, plant and equipment ...................      1,161,809
                                                                   ------------
                                                                   $ 10,773,043
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Trade accounts payable ..................................   $    952,395
       Accrued liabilities .....................................        901,315
       Accrued warranty expense (Note 4) .......................        100,177
       Customer deposits .......................................        102,388
       Current portion long-term debt ..........................        193,386
       Short-term debt (Note 5) ................................      2,748,158
                                                                   ------------
           Total current liabilities ...........................      4,997,819
                                                                   ------------
    Long-term debt .............................................      2,165,756
                                                                   ------------
    Other liabilities ..........................................        117,870
                                                                   ------------
    Contingencies and commitments (Note 6)
    Shareholders' equity (Notes 8 and 9):
       Preferred stock, no par value; 1,000,000 authorized;
            Series A convertible preferred stock, 250,000 shares
            authorized, 14,534 issued,
            liquidation value of $6.88 per share (Note 8) ......        100,000
       Common stock, no par value; 9,000,000 shares authorized,
            5,280,501 issued ...................................     19,214,871
       Treasury stock, 45,714 shares at cost ...................       (168,496)
       Retained deficit ........................................    (15,654,777)
                                                                   ------------
              Total shareholders' equity .......................      3,491,598
                                                                   ------------
                                                                   $ 10,773,043
                                                                   ============

     See accompanying notes

                        PUBLISHERS EQUIPMENT CORPORATION


CONSOLIDATED STATEMENTS OF INCOME


                                              Years ended December 31,
                                                1999            1998
                                            ------------    ------------

     Revenues ...........................   $ 11,590,802    $ 15,180,029

     Cost of revenues ...................      9,258,658      12,033,202
                                            ------------    ------------

     Gross profit .......................      2,332,144       3,146,827

     Selling, general and administrative
         expenses (Note 10) .............      2,453,543       2,618,460
                                            ------------    ------------

     Operating profit (loss) ............       (121,399)        528,367

     Other income (expense):
        Interest expense ................       (374,191)       (321,463)
        Interest income .................          1,483           2,392
        Other income, net ...............         13,380          95,141
                                            ------------    ------------

     Income (loss) ......................   $   (480,727)   $    304,437
                                            ============    ============


     Earnings (loss) per share (Note 2):
        Basic and diluted ...............   $      (0.09)   $       0.06

     Weighted average shares outstanding:
        Basic ...........................      5,234,787       5,220,253
        Diluted .........................      5,234,787       5,260,172


     See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1999


                                                      Series A
                                                    Convertible
                                                  Preferred Stock                Common Stock
                                                  ---------------                ------------
                                                Shares       Amount           Shares       Amount
                                                ------    ------------       ---------   ------------

   Balance at December 31, 1997 .......         43,602         300,000       5,251,433     19,014,871

     Issuance of shares upon conversion

       of preferred stock (Note 8) ....        (14,534)       (100,000)         14,534        100,000

     Net income .......................             --              --              --             --

                                              --------    ------------       ---------   ------------
   Balance at December 31, 1998 .......         29,068         200,000       5,265,967     19,114,871

     Issuance of shares upon conversion

       of preferred stock (Note 8) ....        (14,534)       (100,000)         14,534        100,000

     Net loss .........................             --              --              --             --

                                              --------    ------------       ---------   ------------
   Balance at December 31, 1999 .......         14,534    $    100,000       5,280,501   $ 19,214,871
                                              ========    ============       =========   ============




                                                Treasury Stock
                                                --------------
                                              Shares      Amount     Retained Deficit      Total
                                              ------   ------------  ----------------  ------------

   Balance at December 31, 1997 .......       45,714       (168,496)    (15,478,487)      3,667,888

     Issuance of shares upon conversion

       of preferred stock (Note 8) ....           --             --              --

     Net income .......................           --             --         304,437         304,437

                                              ------   ------------    ------------    ------------
   Balance at December 31, 1998 .......       45,714       (168,496)    (15,174,050)      3,972,325

     Issuance of shares upon conversion

       of preferred stock (Note 8) ....           --             --              --

     Net loss .........................           --             --        (480,727)       (480,727)

                                              ------   ------------    ------------    ------------
   Balance at December 31, 1999 .......       45,714   $   (168,496)   $(15,654,777)   $  3,491,598
                                              ======   ============    ============    ============


     See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended December 31,
                                                                      1999            1998
                                                                  ------------    ------------
     Cash flows from operating activities:
        Net income (loss) .....................................   $   (480,727)   $    304,437
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
                Depreciation and amortization .................        182,579         187,484

     Change in assets and liabilities:
                Decrease (increase) in accounts receivable ....        645,329         (35,414)
                Decrease (increase) in inventories ............       (464,262)         42,373
                Decrease (increase) in other current assets ...         75,118         (69,136)
                Increase (decrease) in accounts payable and
                      accrued liabilities .....................        332,082        (859,068)
                Increase (decrease) in accrued warranty expense       (356,216)         65,436
                Decrease in customer deposits .................       (480,118)       (585,864)
                                                                  ------------    ------------
        Net cash used in operations ...........................       (546,215)       (949,752)

     Cash flows from investing activities:
           Sale of property, plant and equipment ..............         16,336              --
           Additions to property, plant and equipment .........       (251,657)       (216,923)
                                                                  ------------    ------------
        Net cash used in investing activities .................       (235,321)       (216,923)

     Cash flows from financing activities:
           Total borrowings ...................................      8,701,420      11,127,000
           Total repayments ...................................     (7,919,187)     (9,955,933)
                                                                  ------------    ------------
        Net cash provided by financing activities .............        782,233       1,171,067
                                                                  ------------    ------------

     Net increase in cash and cash equivalents ................            697           4,392
     Cash and cash equivalents at beginning of period .........         42,214          37,822
                                                                  ------------    ------------
     Cash and cash equivalents at end of period ...............   $     42,911    $     42,214
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

During 1999 the company incurred a loss of $480,727 and had net cash used in operations of $546,000. In response to the operating results the Company has refocused its sales and marketing efforts to take advantage of the strong domestic market conditions. In the domestic printing market the most important factors governing equipment sales is print advertising and classified advertising expenditures. The domestic printing equipment markets were active in 1999 as these two factors were favorable. Management feels the decline in the 1999 revenues is attributable to delays in bookings and not market conditions. For 2000 both of these market factors are forecasted to increase and this should result in strong domestic market conditions. Management expects to be successful in obtaining an increased number of equipment orders during 2000 as a result of the domestic conditions combined with opportunities in various foreign markets.

The Company's primary operations at King Press are supported by a secured $2,000,000 revolving line of credit that expires July 15, 2000. This credit facility has historically had a term of one year and management expects to renew the revolving line of credit at its maturity at similar terms. If this credit line was not renewed or replaced, the Company would be unable to continue normal operations.

Management believes that cash provided by operations and borrowings available under the credit agreement will provide the Company with adequate cash flow to meet its obligations. However, no assurance can be given that the operating goals will be achieved and that all assets will be realized in the normal course of operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements of the Company include the accounts of Publishers Equipment Corporation and King Press Corporation. All significant intercompany transactions are eliminated.

REVENUE RECOGNITION - Revenues from sales of manufactured presses and parts are recognized when shipped.

                        PUBLISHERS EQUIPMENT CORPORATION

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

RESEARCH AND DEVELOPMENT COSTS - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 1999 and 1998, research and development costs aggregated approximately $152,000 and $190,000, respectively.

INCOME TAXES - Deferred income taxes are provided for differences in the recognition of income and expenses for financial statement and tax reporting purposes (See Note 7).

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share are determined on the assumed exercise of dilutive options and the assumed conversion of convertible preferred stock, as determined by applying the treasury stock method.

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

                        PUBLISHERS EQUIPMENT CORPORATION

3.   INVENTORIES

                          Year ended
                          December 31,
                              1999
                          -----------
Raw materials .........   $   107,951
Work-in process .......       990,746
Finished goods ........     8,101,475
Used presses ..........       233,225
                          -----------
                            9,433,397
Less inventory reserves      (754,068)
                          -----------
                          $ 8,679,329
                          ===========

4.   WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense provided was approximately $419,000 in 1999 and $329,000 in 1998, and is included in cost of revenues in the accompanying Consolidated Statements of Income. During 1999, a reduction to the Company's warranty reserve of approximately $143,000 was made to bring this reserve in line with the estimated liability for equipment in warranty at year end.

The change in the reserve from December 31, 1998 to December 31, 1999 is as follows:

Balance, December 31, 1998    $ 456,393
Provision                       206,162
Charges against the reserve    (419,378)
Adjustment to the reserve      (143,000)
                              ---------
Balance December 31, 1999     $ 100,177
                              =========

                        PUBLISHERS EQUIPMENT CORPORATION

5.   DEBT

                                                                        Year ended
                                                                        December 31,
                                                                           1999
                                                                        ------------
         Amount outstanding under
          the King Press bank revolving line
          of credit, interest at U.S. Prime Rate
          plus 0.5% (9.0% at December 31, 1999)
          due July 15, 2000, secured by all real
          and personal property of King Press..............             $1,748,158

         Amount outstanding under the King Press
          bank term loan, interest at 8.75%,
          due July 15, 2001, monthly payments of
          principal and interest of $31,000, secured
             by all real and personal property of
             King Press....................................              2,274,758

         Subordinated note, convertible into
          common stock at $7.50 per share
          (subject to anti-dilution provisions),
          interest at German Prime Rate due
          December 31, 2000, unsecured.....................              1,000,000

         Amount outstanding under capital lease,
          interest at 7.769%, due May 2004.................                 84,384
                                                                         ---------
                                                                         5,107,300
         Less current maturities...........................              2,941,544
                                                                         ---------

                                                                        $2,165,756
                                                                        ==========


Maturities of long-term debt are as follows:

2000 .....   $2,941,544
2001 .....    2,116,037
2002 .....       19,453
2003 .....       21,019
2004 .....        9,250
             ----------
             $5,107,303
             ==========

                        PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1999, King Press may borrow up to $2,000,000 under a revolving credit line expiring July 15, 2000. At December 31, 1999, King Press had $1,748,000 outstanding under the revolving credit line. At December 31, 1999, King Press had a balance owing of $2,274,758 under the term loan, $176,724 of which is current. The loan agreement pertaining to the revolving line of credit and term loan includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At December 31, 1999 and through March 8, 2000, the Company was in compliance with all provisions of the loan agreement to be changed due to waivers.

The Company paid interest of approximately $359,000 in 1999 and $317,000 in 1998.

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

The Company had no provision for federal or state income taxes for 1999 or 1998. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

                                                  1999    1998
                                                  ----    ----
U.S. Federal statutory rate (benefit)             (34%)    34%
Loss producing no current tax benefit              34%     --
Utilization of net operating loss carryforwards    --     (34%)
                                                  ---     ---
                                                    0%      0%
                                                  ===     ===

                        PUBLISHERS EQUIPMENT CORPORATION

At December 31, 1999, the Company had deferred tax liabilities of $155,000, deferred tax assets of $5,445,000 and a valuation allowance of $5,290,000. The principal temporary differences included above are long term capital loss carryforwards ($2,581,000), net operating loss carryforwards ($1,601,000), general business credits ($224,000), minimum tax credit ($108,000), uniform inventory cost capitalization ($412,000), depreciation $140,000 and accruals and other ($504,000).

The Company has long term capital loss carryforwards for U.S. tax purposes of $7,592,000, net operating loss carryforwards of $4,708,000 and general business credit carryforwards of $224,000. The long term capital loss carryforwards, the net operating loss carryforward and general business credit carryforwards expire beginning in 2001, 2004 and 1999, respectively.

8.   PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value, to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992 through 1999, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has reserved 14,534 common shares for issuance upon conversion of the outstanding Series A shares.

9.   STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $0.25 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

                        PUBLISHERS EQUIPMENT CORPORATION

A summary of option transactions in 1998 and 1999 follows:

                                           Options   Total Option
                                          (Shares)      Price
                                           -------   ------------
Outstanding at
  December 31, 1997 ..................     331,992    $ 180,311

Granted ..............................       1,500          480
Cancelled ............................     (14,500)     (12,250)
Exercised ............................          --           --
                                           -------    ---------
Outstanding at
  December 31, 1998 ..................     318,992    $ 168,541

Granted ..............................       1,500          375
Cancelled ............................    (119,250)    (116,250)
Exercised ............................          --           --
                                           -------    ---------
Outstanding at
  December 31, 1999 ..................     201,242    $  52,666
                                           -------    ---------

Exercisable at end of 1999 ...........     150,557

Common stock reserved for
  options at end of 1999 .............     252,733

Exercise price of options
  outstanding at end of 1999 .........   $0.25-$1.00

The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 established financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Since the effect of SFAS No. 123 is not material, the Company has made no disclosure of pro forma net income and earnings per share as if SFAS No. 123 had been adopted.

                        PUBLISHERS EQUIPMENT CORPORATION

10.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan available to the non-bargaining unit employees of the Company after six months of service. The plan provides for voluntary contributions from participating employees. A participant may elect to make contributions up to the maximum permissible amount (the lesser of $30,000 or 25% of the participant's annual compensation) on a before tax basis. The 401(k) plan allows the Company to make voluntary contributions to the accounts of participating employees. The Company made no contributions to the 401(k) plan for 1999 or 1998. The Company pays all fees and expenses incurred for administration of the 401(k) plan.

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. Contributions to the plans are funded currently. The costs of the pension plans were approximately $274,000 in 1999 and $229,000 in 1998. Effective January 1, 2000, the non-bargaining unit defined contribution pension plan was merged into the 401(k) plan.

11.  EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $4,356,000 in 1999 and $4,602,000 in 1998.

12.  SIGNIFICANT CUSTOMERS

During 1999, three customers accounted for approximately 44 percent of the Company's revenues. During 1998, three customers accounted for approximately 43 percent of the Company's revenues.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Executive Officers Of The Company

    Name                           Age                   Present Position
  ---------                        ---                   ----------------
 Evans Kostas                       65                  Chairman of the Board
                                                        Chief Executive Officer
                                                        and President

 Roger R. Baier                     57                  Chief Financial Officer
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

PUBLISHERS EQUIPMENT CORPORATION

By: /s/ Evans Kostas
    -------------------------------------             Date: March 31, 2000
    Evans Kostas                                            --------------------
    Chairman of the Board,
    President and Chief Executive Officer

     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                 Date
---------                                -----                                 ----
/s/ Evans Kostas                  Chairman of the Board                   March 31, 2000
--------------------------        President and Chief                     -----------------
Evans Kostas                      Executive Officer

/s/ Roger R. Baier                Vice President-Finance                  March 31, 2000
--------------------------        and Treasurer (Principal                -----------------
Roger R. Baier                    Financial and Accounting
                                  Officer)

/s/ Simon Bonnier                 Director                                April 11, 2000
--------------------------                                                -----------------
Simon Bonnier

/s/ James K. Feeney               Director                                April  3, 2000
--------------------------                                                -----------------
James K. Feeney

/s/ Robert S. Hamilton            Director                                April  3, 2000
-------------------------                                                 -----------------
Robert S. Hamilton

/s/ Ole B. Rygh                   Director                                April 10, 2000
--------------------------                                                -----------------
Ole B. Rygh

/s/ Reinhart Siewert              Director                                April  6, 2000
--------------------------                                                -----------------
Reinhart Siewert

                                INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION                              PAGE
-----------                    -----------                              ----
   3.1              Articles of Incorporation of the
                    Company, together with Articles
                    of Amendment and Form of Amendment                    *

   3.2              Articles of Amendment to Articles
                    of Incorporation of the Company,
                    filed with the Office of the Secre-
                    tary of State of Texas on June 2,
                    1988                                                 **

   3.3              Certificate of Correction of
                    Articles of Incorporation of the
                    Company, filed with the Office of
                    the State of Texas on April 9, 1990                 ***

   3.4              Amended and Restated Bylaws of the
                    Company                                             ***

  10.1              Loan Agreement, dated as of July
                    15, 1999, between the Company and
                    Mercantile Bank of Western Missouri                  P

  10.2              Promissory Note, dated as of July
                    15, 1999, between the Company and
                    Mercantile Bank of Western Missouri                  P

  10.3              Promissory Note, dated as of July
                    15, 1998, between the Company and
                    Mercantile Bank of Western Missouri                *****

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

EXHIBIT NO.                    DESCRIPTION                              PAGE
-----------                    -----------                              ----
  10.6              Employment Agreement, dated as
                    of May 2, 1988, as Amended by
                    and between the Company and
                    Robert S. Hamilton                                  ****




  21                Subsidiaries of the Company                          29

                                                       Jurisdiction
                               Name                  of Incorporation
                               ----                  ----------------
                    King Press Corporation Missouri

                    Applied Graphics, Inc.                Texas

  23                Consent of Independent Public
                    Accountants                                         41

  27                Financial Data Schedule

--------------


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

*****Incorporated by reference from the Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.