Form 10QSB
period 2000-03-31
PUBLISHERS EQUIPMENT CORP
filed 2000-05-15
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

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

                               YES [X]    NO [ ]


Number of shares outstanding of the issuer's common stock as of May 15, 2000, 5,249,321 shares of common stock, no par value.



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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 2000, are not necessarily indicative of results of operations for the entire year.



Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                                                           March 31,
                                                                             2000
                                                                           --------
                                          ASSETS

     Cash and cash equivalents .......................................     $     15
     Accounts receivable .............................................        1,818
     Inventories .....................................................        8,826
     Other current assets ............................................          152
                                                                           --------
         Total current assets ........................................       10,811

     Property, plant and equipment, net ..............................        1,124
                                                                           --------

     TOTAL ASSETS ....................................................     $ 11,935
                                                                           ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued liabilities ........................     $  2,592
     Accrued warranty expense ........................................          101
     Customer deposits ...............................................           20
     Short term debt .................................................        2,299
     Current portion long term debt ..................................          198
     Convertible subordinated note ...................................        1,000
                                                                           --------
         Total current liabilities ...................................        6,210

     Long term debt ..................................................        2,114
     Other liabilities ...............................................          113

     Shareholders' equity:
         Common stock ................................................       19,315
         Treasury stock ..............................................         (168)
         Retained deficit ............................................      (15,649)
                                                                           --------
            Total shareholders' equity ...............................        3,498
                                                                           --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................     $ 11,935
                                                                           ========


Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2000             1999
                                                                           -----------      -----------
Revenues .............................................................     $     3,307      $     1,579

Cost of revenues .....................................................           2,617            1,276
                                                                           -----------      -----------

Gross profit .........................................................             690              303

Selling, general and administrative expense ..........................             588              593
                                                                           -----------      -----------

Operating income .....................................................             102             (290)

Interest expense .....................................................            (102)             (76)
Interest income ......................................................              --               --
Other income (expense), net ..........................................               6              (13)
                                                                           -----------      -----------

Income (loss) before taxes ...........................................               6             (379)

Provision for income taxes (Note 1) ..................................              --               --
                                                                           -----------      -----------

Net income (loss) ....................................................     $         6      $      (379)
                                                                           ===========      ===========

Weighted average shares outstanding:
      Basic ..........................................................       5,249,321        5,234,787
      Diluted ........................................................       5,249,321        5,259,577

Income (loss) per share:
      Basic ..........................................................     $        --      $     (0.07)
      Diluted ........................................................     $        --      $     (0.07)


Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                             2000         1999
                                                                           -------      -------
Cash flows from operating activities:
   Income (loss) from operations .....................................     $     6      $  (379)
Adjustments to reconcile income (loss) to
     net cash provided in operating activities:
           Depreciation and amortization .............................          38           50
           Provision for losses on doubtful accounts .................          --            7

Change in assets and liabilities:
           Decrease (increase) in accounts receivable ................      (1,043)         629
           Increase in inventories ...................................        (147)      (1,109)
           Decrease (increase) in other current assets ...............         (38)           6
           Increase (decrease) in accounts payable and
                 accrued liabilities .................................         734          (73)
           Decrease in accrued warranty expense ......................          --          (59)
           Increase (decrease) in customer deposits ..................         (82)         472
                                                                           -------      -------
   Net cash used in operations .......................................        (532)        (456)

Cash flows from investing activities:
           Additions to property, plant and equipment ................          --         (110)
                                                                           -------      -------
   Net cash used in investing activities .............................          --         (110)

Cash flow from financing activities:
      Total borrowings ...............................................       2,394        2,080
      Total repayments ...............................................      (1,890)      (1,412)
                                                                           -------      -------
   Net cash provided by financing activities .........................         504          668

Net increase (decrease) in cash and cash equivalents .................         (28)         102

Cash and cash equivalents at beginning of period .....................          43           42
                                                                           -------      -------

Cash and cash equivalents at end of period ...........................     $    15      $   144
                                                                           =======      =======


Page 5 of 10 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. The income tax provision for the three month period ending March 31, 2000 of $2,000 was offset entirely by a corresponding tax benefit related to the reversal of previously unrecognized temporary differences, primarily net operating loss carryforwards.



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

                              Results of Operations

Three Months Ended March 31, 2000

REVENUES. Revenues of $3,307,000 for the first quarter of 2000 compare to $1,579,000 for the first quarter of 1999, an increase of approximately 109 percent that was produced by an increase in domestic sales over an abnormally low level of revenues in the prior period. Revenues derived from sales to domestic customers almost tripled in the first quarter of 2000 from the first quarter of 1999, an increase that is attributable largely to a single order of the Company's top of the line Process King equipment with heatset auxiliaries. This equipment, delivered to an existing King Press Corporation customer, provides high quality 4-color capability in a commercial printing application. The need for increased color capability is the principal factor driving current demand for new and add-on equipment in both domestic and foreign markets.

Domestic printing equipment market conditions are favorable entering 2000, and the Company has an encouraging list of sales prospects that includes both new and existing customers. Each of these current sales prospects is seeking to add or increase color capability, and are considering offerings of the Company's Color King and Process King equipment to meet their needs. Both of these established product lines provide high quality color product capability in cost effective equipment packages that include design improvements and enhancements that have been incorporated over the years. These product lines have competed effectively against competitive single-width equipment offerings, which are often more highly featured, but also more costly.

A large measure of current demand for single-width printing equipment in domestic markets results from the growth in printed products such as flyers and inserts which are produced for regional distribution. These targeted products are typically short press-run, and are produced more cost effectively on single-width press equipment, like that offered by the Company's subsidiary King Press Corporation, than on a newspapers large double-with press equipment. The increased demand for single-width press equipment has drawn the attention of double-width equipment suppliers and brought more focus to their single-width equipment lines sales efforts. The result has been an intensification of already very competitive domestic market conditions for single-width equipment, with price discounting emerging as the principal competitive tactic employed by the larger equipment suppliers. These market conditions have had an adverse effect on the Company's sales efforts, as reflected in protracted contract negotiation processes and slowed domestic order entry rates in 1999 and 2000. The Company's sales prospects have had an expanded array of competing equipment proposals to consider, some of which the Company believes have been offered at or below manufacturer's cost. The Company will not price its



Page 7 of 11 sequentially numbered pages.

equipment below cost, and as a result has had to remove itself from the competition for some orders. Deep price discounting may account for the financial difficulties recently suffered by a large domestic equipment supplier, and which are now being reported for a large foreign printing equipment producer, and it has had an adverse effect on the profit margins of contracts won by the Company.

Revenues derived from sales to foreign customers accounted for approximately 17 percent of total revenues in the first quarter of 2000, compared to 41 percent for the first quarter of 1999. The reduction in foreign revenues in the current quarter is a result of the timing of equipment deliveries. The Company has a medium-sized order for a customer in France that will be delivered in the third quarter of this year, and foreign sales are expected to be a significant component of the Company's total revenues in 2000.

Printing equipment markets in the Far East are recovering only very slowly from the currency crisis of recent years. The Company expects printing equipment sales in this most promising market area to recommence, but in the mean time is pursuing sales prospects in Europe, Mexico, Africa and the Middle East. Many foreign sales prospects are asking for financing assistance with their equipment purchases, principally through programs offered through the Export-Import Bank of the United States. The Company has working knowledge of the Export-Import Bank programs, and facilitates the required review and approval process when requested by the customer. The programs offered by the Export-Import Bank are attractive, but the review and approval processes are often lengthy, which can delay order entry and contract revenue recognition.

GROSS PROFIT. Gross profit for the first quarter of 2000 of $690,000, or 20.9 percent of revenues, compares to $303,000, or 19.2 percent of revenues, for the first quarter of 1998. The increase in gross profit in the current quarter is a result of the higher level of revenues during the period. Profit margins on contracts were adversely affected by competitive pricing pressures in both quarters. The Company expects the pressure on equipment pricing to ease somewhat with the financial difficulties of two of its larger competitors (See "Revenues").

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first quarter of 2000 of $588,000, or 17.8 percent of revenues, compares to $593,000, or 37.6 percent of revenues, for the first quarter of 1999. The reduction in selling, general and administrative expense expressed as a percent of revenues in the current quarter results from the higher level of revenues in the current period.

OTHER INCOME (EXPENSE). Interest expense of 102,000 for the first quarter of 2000 compares to $76,000 for the first quarter of 1999, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving line of credit (See "Financial Position and Liquidity").

Net Income. Net income of $6,000 for the first quarter of 2000 compares to a net loss of $379,000, or 24.0 percent of revenues, for the first quarter of 1999.



Page 8 of 11 sequentially numbered pages.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the first quarter of 2000 by a secured $2,000,000 revolving line of credit that expires July 15, 2000 and a secured $2,500,000 term loan that matures July 15, 2001. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets and requires that financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets.

At March 31, 2000, King Press Corporation had $1,858,000 outstanding under the revolving line of credit and a balance of $2,232,000 owed under the term loan, $181,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at March 31, 2000 and expects to renew the revolving line of credit at its July 15, 2000 maturity.

During March 2000 King Press Corporation obtained a $441,000 bridge loan from its present lender that was secured by a contract payment due in April 2000. The contract payment was received as scheduled, and the bridge loan was repaid in April 2000.

The Company has a $1,000,000 Convertible Subordinated Note due December 31, 2000. The maturity date of this note has been extended in the past, and the Company expects to negotiate a further extension of the maturity date.

The Company's backlog at March 31, 2000, totaled $2,555,000 which compares to $3,387,000 at December 31, 1999.



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


                                       PUBLISHERS EQUIPMENT CORPORATION


May 15, 2000                           By:  /s/Roger R. Baier
                                            -----------------------------
                                            Roger R. Baier
                                            Vice President Finance &
                                            Treasurer
                                            (Principal Financial Officer)



Page 11 of 11 sequentially numbered pages.

                               INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule