Form 10QSB
period 2000-06-30
PUBLISHERS EQUIPMENT CORP
filed 2000-08-14
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
 of 1934 for the period from                 to               .
                             ---------------    --------------

Commission file number:  0-11744

                        Publishers Equipment Corporation
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Texas                         75-1653425
  ----------------------     ----------------------------------
 (State of incorporation)   (I.R.S. Employer Identification No.)


16660 Dallas Parkway, Suite 1100, Dallas, Texas                75248
-----------------------------------------------              ---------
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

Number of shares outstanding of the issuer's common stock as of August 11, 2000, 5,249,321 shares of common stock, no par value.



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

In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 2000, are not necessarily indicative of results of operations for the entire year.


Page 2 of 10 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)

                                                                  June 30,
                                                                   2000
                                                                 ---------
                                     ASSETS
Cash and cash equivalents .....................................   $      7
Accounts receivable ...........................................        737
Inventories ...................................................      9,943
Other current assets ..........................................         83
                                                                  --------
    Total current assets ......................................     10,770
Property, plant and equipment, net ............................      1,087
                                                                  --------

TOTAL ASSETS ..................................................   $ 11,857
                                                                  ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ......................   $  1,704
Accrued warranty expense ......................................         81
Customer deposits .............................................      1,845
Short term debt ...............................................      1,740
Current portion long term debt ................................        202
Convertible subordinated note .................................      1,000
                                                                  --------
    Total current liabilities .................................      6,572

Long term debt ................................................      2,062
Other liabilities .............................................        108

Shareholders' equity:
    Common stock ..............................................     19,315
    Treasury stock ............................................       (168)
    Retained deficit ..........................................    (16,032)
                                                                  --------
       Total shareholders' equity .............................      3,115
                                                                  --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 11,857
                                                                  ========


     Page 3 of 10 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                       2000          1999           2000           1999
                                                   -----------    -----------    -----------    -----------
Revenues ........................................   $     1,312    $     3,474    $     4,619    $     5,053

Cost of revenues ................................           995          2,730          3,614          4,006
                                                    -----------    -----------    -----------    -----------
Gross profit ....................................           317            744          1,005          1,047

Selling, general and administrative expense .....           592            638          1,179          1,231
                                                    -----------    -----------    -----------    -----------
Operating income(loss) ..........................          (275)           106           (174)          (184)
Interest expense ................................          (108)           (86)          (210)          (174)
Interest income .................................            --             --             --             --
Other income (expense), net .....................            --             --              7             (1)
                                                    -----------    -----------    -----------    -----------

Income (loss) before taxes ......................          (383)            20           (377)          (359)
Provision for income taxes ......................            --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net income (loss) ...............................   $      (383)   $        20    $      (377)   $      (359)
                                                    ===========    ===========    ===========    ===========

Weighted average shares outstanding:
      Basic .....................................     5,249,321      5,234,787      5,249,321      5,234,787
      Diluted ...................................     5,249,321      5,249,321      5,249,321      5,234,787

Income (loss) per share:
      Basic .....................................   $     (0.07)   $        --    $     (0.07)   $     (0.07)
      Diluted ...................................   $     (0.07)   $        --    $     (0.07)   $     (0.07)


Page 4 of 10 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                   2000       1999
                                                                  -------    -------
Cash flows from operating activities:
   Loss from operations .......................................   $  (377)   $  (359)
Adjustments to reconcile loss to
     net cash provided by (used in) operating activities:
           Depreciation and amortization ......................        75         99
           Provision for losses on doubtful accounts ..........         7         15

Change in assets and liabilities:
           Decrease in accounts receivable ....................        31        875
           Increase in inventories ............................    (1,263)    (1,121)
           Decrease in other current assets ...................        30         75
           Decrease in accounts payable and
                 accrued liabilities ..........................      (159)       (40)
           Decrease in accrued warranty expense ...............       (19)       (96)
           Increase in customer deposits ......................     1,742        302
                                                                  -------    -------
   Net cash provided by (used in) operations ..................        67       (250)

Cash flows from investing activities:
           Additions to property, plant and equipment .........        --       (223)
                                                                  -------    -------
   Net cash used in investing activities ......................        --       (223)

Cash flow from financing activities:
      Total borrowings ........................................     4,750      4,363
      Total repayments ........................................    (4,853)    (3,889)
                                                                  -------    -------
   Net cash provided by (used in) financing activities ........      (103)       474

Net increase (decrease) in cash and cash equivalents ..........       (36)         1

Cash and cash equivalents at beginning of period ..............        43         42
                                                                  -------    -------

Cash and cash equivalents at end of period ....................   $     7    $    43
                                                                  =======    =======


     Page 5 of 10 sequentially numbered pages.

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

                              Results of Operations

Three Months Ended June 30, 2000

REVENUES. Revenues of $1,312,000 for the second quarter of 2000 compare to $3,474,000 for the second quarter of 1999, a decrease of approximately 62 percent. Revenues derived from sales to domestic customers decreased approximately 68 percent in the current quarter compared to the second quarter of 1999, with a single order being shipped versus the prior period when five equipment orders were delivered. Revenues derived from sales to foreign customers decreased approximately 13 percent in the second quarter of 2000 compared to the second quarter of 1999, accounting for 24 percent of total revenues compared to 10 percent for the prior period.

Domestic and foreign printing equipment markets are active in 2000. Domestic advertising expenditures, which represent the major source of income for the Company's customer base, are at healthy levels and newsprint cost, which represents the major expense of newspaper production, has been stable. These favorable market conditions are expected to sustain domestic printing equipment demand through 2000. The Company has an order for its top of the line Process King printing equipment with heatset auxiliaries scheduled for delivery in the fourth quarter to a national pizza chain store operation which is bringing certain printing requirements in-house. This order represents a significant expansion of the Company's customer base.

Foreign printing equipment market activity is also at a healthy level, as evidenced by attendance at the DRUPA trade show in Dusseldorf, Germany in May of this year. The Company was an exhibitor at this important trade show, which is held only every five years, with its newest 4-high Print King IV printing unit on display, together with its Kingtrol control console and a newly introduced Omnilock plate lockup system. The Company left DRUPA with over 60 requests for purchase quotations to prepare for foreign sales prospects and has now responded to each.

The competition for foreign orders identified at DRUPA, as well as the competition for domestic orders, will be intense, as it was in 1999 and the first half of 2000. In recent years the competitive environment has been marked by the use of deep price discounting by certain larger equipment suppliers to gain competitive advantage, to the detriment to all in the industry. The Company's sales results have been adversely affected by this practice, and two of the its larger competitors, one domestic and the other foreign, suffered major financial difficulties which may be attributable to their discounting practices. While these competitor's financial difficulties may bring a return to more normal pricing levels in the industry, it has yet to occur.


Page 6 of 10 sequentially numbered pages.

The Company has an order for its Print King IV equipment scheduled for delivery to a customer in France in the third quarter of this year. This order represents a significant step for the Company into markets with a strong "buy local" mentality, where sales are often difficult for U.S. equipment suppliers. This equipment will join other installations of the Company's equipment in the Netherlands as excellent showcases for King Press products.

In addition to numerous requests for quotations, the Company left the DRUPA trade show with added insight into worldwide equipment demand patterns from the inquiries of sales prospects and discussions with the Company's many foreign sales representatives in attendance. It was evident from these inquiries and discussions that equipment demand currently is concentrated in newspaper and semicommercial applications served best by the Company's latest product line, the Print King IV. The Print King IV product line features 4-high stackable printing units with a compact design that provides high quality color production capability, as new or add-on units, with relatively small space requirements. These features are attractive to both domestic and foreign sales prospects who wish to add, or increase, color products in their production mix in a cost effective manner. This equipment has been purchased and placed in successful production by both domestic and foreign customers, with the latest order being for the customer in France.

The Company's product lines serve the need of a broad range of printing requirements, from a basic black and white newspaper to very high quality 4-color heatset commercial work. The Company will continue to sell and support all of its product lines, but with the benefit of demand trends gained at DRUPA will adopt a more focused approach to its sales and marketing activities. The Company expects equipment order entry rates to improve in the second half of 2000 with this more focused sales activity.

A second step to be taken to increase order entry is a strengthening of the Company's domestic and international sales organizations. The Company markets its equipment products through sales offices in the U.S. and independent international sales representatives in over 50 countries. Additions to the Company's domestic sales force are currently being pursued to provide improved coverage in U.S. markets, and the effectiveness of each foreign sales representation arrangement is being assessed.

As a third action to increase revenue recognition, the Company will take steps to increase spare parts sales and service activities with its worldwide customer base. Spare parts sales are one of the more profitable components of the Company's business mix and can often be lost to third parties, particularly in foreign locations. The recapture of spare parts business lost to third parties will be a key element in increasing revenues in this business segment.

GROSS PROFIT. Gross profit for the second quarter of 2000 of $317,000, or 24.2 percent of revenues, compares to $744,000, or 21.4 percent of revenues, for the second quarter of 1999. The improvement in gross profit expressed as a percent of revenues results primarily from improved contract profit margins in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the second quarter of 2000 of $592,000, or 45.1 percent of revenues, compares to $638,000, or 18.4 percent of revenues, for the second quarter of 1999. While selling, general and administrative expense was reduced in the second quarter of 2000, it increased in the current quarter when expressed as a percent of revenues in the quarter due to the lower level of revenues.

Page 7 of 10 sequentially numbered pages.

OTHER INCOME (EXPENSE). Interest expense of 108,000 for the second quarter of 2000 compares to $86,000 for the second quarter of 1999, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving line of credit (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss of $383,000, or 29.2 percent of revenues, for the second quarter of 2000 compares to net income of $20,000, or 0.6 percent of revenues, for the second quarter of 1999.

Six Months Ended June 30, 2000

REVENUES. Revenues of $4,619,000 for the first six months of 2000 compares to $5,053,000 for the first six months of 1999, a decrease of approximately 9 percent. Revenues derived from sales to domestic customers decreased approximately 7 percent in the first half of 2000 compared to the first half of 1999. Revenues derived from sales to foreign customers decreased approximately 14 percent in the first half of 2000 compared to the first half of 1999, accounting for 19 percent of total revenues in the first six months of 2000 compared to 20 percent for the prior period.

GROSS PROFIT. Gross profit of $1,005,000, or 21.8 percent of revenues, for the first half of 2000 compares to $1,047,000, or 20.7 percent of revenues, for the first half of 1999. The improvement in gross profit expressed as a percent of revenues results primarily from improved contract profit margins in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,179,000, or 25.5 percent of revenues, for the first half of 2000 compares to 1,231,000, or 24.4 percent of revenues, for the first half of 1999. While selling, general and administrative expense was reduced in the current period, it increased in the current period when expressed as a percent of revenues due to the lower level of revenues.

OTHER INCOME (EXPENSE). Interest expense of 210,000 for the first half of 2000 compares to 174,000 for the first half of 1999 and is attributable primarily to borrowings under the King Press Corporation revolving line of credit and term loan (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss of $377,000, or 8.2 percent of revenues, for the first half of 2000 compares to a net loss of $359,000, or 7.1 percent of revenues, for the first half of 1999.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the second quarter of 2000 by a secured $2,000,000 revolving line of credit that expired July 15, 2000 and a secured $2,500,000 term loan that matures July 15, 2001. The Company's lender has extended the maturity date of the revolving line of credit to October 15, 2000. The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets and requires that financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets.

At June 30, 2000, King Press Corporation had $1,740,000 outstanding under the revolving line of credit and a balance of $2,188,000 owed under the term loan, $185,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at June 30, 2000.


Page 8 of 10 sequentially numbered pages.

The Company is pursuing alternative sources of financing to replace the King Press Corporation revolving line of credit and term loan held by its current lender with a facility that provides increased credit availability. There can be no assurance that the Company will be successful in replacing its current credit facility, nor can there be any assurance that the current lender will extend the maturity of the revolving line of credit beyond October 15, 2000 if a new source of credit is not secured by that date.

The Company's backlog at June 30, 2000, totaled approximately $5,669,000 compared to approximately $2,555,000 at March 31, 2000 and $3,387,000 at December 31, 1999.


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

               Not Applicable.

Item 3.  Defaults upon Senior Securities.

               Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Shareholders was held on June 16, 2000. One proposal was acted on at the Meeting:

         (i)      The election of six directors for a one year term.

         The results of the vote on this proposal was as follows:


         Election of Directors              Votes For                Votes Against
         ---------------------              ---------                -------------
         Simon Bonnier                      4,568,333                   10,834
         James K. Feeney                    4,568,342                   10,825
         Robert S. Hamilton                 4,566,249                   12,918
         Evans Kostas                       4,563,735                   15,432
         Ole B. Rygh                        4,568,342                   10,825
         Reinhart Siewert                   4,568,342                   10,825


Page 9 of 10 sequentially numbered pages.

Item 5.  Other Information.

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               27    Financial Data Schedule


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PUBLISHERS EQUIPMENT CORPORATION


August 11, 2000                          By:  /s/ Roger R. Baier
                                              --------------------------------
                                              Roger R. Baier
                                              Vice President Finance &
                                              Treasurer
                                              (Principal Financial Officer)



Page 10 of 10 sequentially numbered pages.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule