Form 10QSB
period 2000-09-30
PUBLISHERS EQUIPMENT CORP
filed 2000-11-13
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2000.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Texas                          75-1653425
--------------------------   ------------------------------------
 (State of incorporation)    (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas                75248
-----------------------------------------------------           ----------
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

                           YES  X                 NO
                               ---

Number of shares outstanding of the issuer's common stock as of November 9, 2000, 5,249,321 shares of common stock, no par value.


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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended September 30, 2000, are not necessarily indicative of results of operations for the entire year.



Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                                                      September 30,
                                                                           2000
                                                                      -------------
                                     ASSETS

     Cash and cash equivalents ....................................   $           7
     Accounts receivable ..........................................             557
     Inventories ..................................................           9,751
     Other current assets .........................................              55
                                                                      -------------
         Total current assets .....................................          10,370

     Property, plant and equipment, net ...........................           1,050
                                                                      -------------

     TOTAL ASSETS .................................................   $      11,420
                                                                      =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued liabilities .....................   $       1,706
     Accrued warranty expense .....................................             105
     Customer deposits ............................................           1,696
     Short term debt ..............................................           1,912
     Current portion long term debt ...............................             207
                                                                      -------------
         Total current liabilities ................................           5,626

     Convertible subordinated note ................................             500
     Long term debt ...............................................           2,009
     Other liabilities ............................................             103

     Shareholders' equity:
         Common stock .............................................          19,315
         Treasury stock ...........................................            (168)
         Retained deficit .........................................         (15,965)
                                                                      -------------
            Total shareholders' equity ............................           3,182
                                                                      -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $      11,420
                                                                      =============


Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)



                                                              Three Months Ended         Nine Months Ended
                                                                September 30,               September 30,
                                                             2000          1999          2000          1999
                                                          ----------    ----------    ----------    ----------
Revenues ..............................................   $    2,981    $    4,121    $    7,600    $    9,174

Cost of revenues ......................................        2,672         3,267         6,286         7,273
                                                          ----------    ----------    ----------    ----------

Gross profit ..........................................          309           854         1,314         1,901

Selling, general and administrative expense ...........          621           649         1,800         1,880
                                                          ----------    ----------    ----------    ----------

Operating income (loss) ...............................         (312)          205          (486)           21

Interest expense ......................................         (114)          (97)         (325)         (271)
Interest income .......................................           --            --            --             1
Other income (expense), net ...........................           (6)           --             2            (2)
                                                          ----------    ----------    ----------    ----------

Income (loss) before taxes ............................         (432)          108          (809)         (251)

Provision for income taxes ............................           --            --            --            --
                                                          ----------    ----------    ----------    ----------

Income (loss) before extraordinary item ...............         (432)          108          (809)         (251)

Extraordinary gain from forgiveness of debt,
  net of income tax effects (Note 1) ..................          500            --           500            --
                                                          ----------    ----------    ----------    ----------

Net income (loss) .....................................   $       68    $      108    $     (309)   $     (251)
                                                          ==========    ==========    ==========    ==========

Income (loss) per share before extraordinary gain:
      Basic                                               $    (0.08)   $     0.02    $    (0.15)   $    (0.05)
      Diluted                                             $    (0.08)   $     0.02    $    (0.15)   $    (0.05)

Income (loss) per share after extraordinary gain:
      Basic                                               $     0.01    $     0.02    $    (0.06)   $    (0.05)
      Diluted                                             $     0.01    $     0.02    $    (0.06)   $    (0.05)

Weighted average shares outstanding:
      Basic                                                5,249,321     5,234,787     5,249,321     5,234,787
      Diluted                                              5,249,321     5,249,321     5,249,321     5,234,787


Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2000        1999
                                                                       --------    --------
     Cash flows from operating activities:
        Net loss ...................................................   $   (309)   $   (251)
     Adjustments to reconcile net loss to
          net cash provided by (used in) operating activities:
                Depreciation and amortization ......................        112         143
                Provision for losses on doubtful accounts ..........         15          22
                Debt forgiveness ...................................       (500)         --

     Change in assets and liabilities:
                Decrease in accounts receivable ....................        204         293
                Increase in inventories ............................     (1,071)       (520)
                Decrease in other current assets ...................         58          77
                Increase (decrease) in accounts payable and
                      accrued liabilities ..........................       (165)        302
                Increase (decrease) in accrued warranty expense ....          5        (177)
                Increase (decrease) in customer deposits ...........      1,594        (574)
                                                                       --------    --------
        Net cash provided by (used in) operations ..................        (57)       (685)
                                                                       --------    --------

     Cash flows from investing activities:
                Retirements to property, plant and equipment .......         --           4
                Additions to property, plant and equipment .........         --        (228)
                                                                       --------    --------
        Net cash used in investing activities ......................         --        (224)
                                                                       --------    --------

     Cash flows from financing activities:
           Total borrowings ........................................      6,777       6,902
           Total repayments ........................................     (6,756)     (5,993)
                                                                       --------    --------
        Net cash provided by (used in) financing activities ........         21         909
                                                                       --------    --------

     Net decrease in cash and cash equivalents .....................        (36)         --

     Cash and cash equivalents at beginning of period ..............         43          42
                                                                       --------    --------

     Cash and cash equivalents at end of period ....................   $      7    $     42
                                                                       ========    ========


Page 5 of 11 sequentially numbered pages.

PUBLISHERS EQUIPMENT CORPORATION


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. During the third quarter of 2000, the holder of the Company's $1,000,000 Convertible Subordinated Note due December 31, 2000, forgave $500,000 of the principal amount owed and extended the maturity of the $500,000 balance remaining under the Note from December 31, 2000, to December 31, 2002.

         The extraordinary gain that resulted from the debt forgiveness was offset by available net operating loss carryforwards, resulting in no tax liability from the gain.



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

                              Results of Operations

Three Months Ended September 30, 2000

REVENUES. Revenues of $2,981,000 for the third quarter of 2000 compare to $4,121,000 for the third quarter of 1999, a reduction of approximately 28 percent that reflects decreases in both domestic and foreign revenues in the current period. Revenues derived from sales to domestic customers decreased approximately 37 percent in the third quarter of 2000 compared to the third quarter of 1999, and revenues derived from sales to foreign customers decreased approximately 20 percent in the same period.

While the current quarter's domestic sales results fell below the year earlier period, the Company's scheduled fourth quarter domestic shipments will produce revenues for the full year 2000 that exceed domestic revenues for 1999. The Company's backlog at September 30, 2000, includes domestic contracts totaling over $4 million that are scheduled for delivery in the fourth quarter of the year. The largest item in this backlog is an order for the Company's top of the line Process King printing equipment from a national pizza chain store operation which is bringing certain printing requirements in-house. This order represents a significant expansion of the Company's customer base and is a development that the Company will attempt to build on.

Domestic printing equipment markets were active in the first three quarters of 2000, with the fundamentals for the health of the industry remaining mostly positive. Print advertising revenues, which represent the major source of income for the Company's customer base, sustained growth, and industry publications forecast a 5.8% increase in newspaper advertising for the full year, which is slightly above the 5.4% increase experienced in 1999. Newsprint cost, which represents the major cost of newspaper production, was relatively stable in the first three quarters of 2000, but upward pressure on prices was experienced in the third quarter and industry publications forecast additional price increases in the fourth quarter. Some newspapers are shifting to narrower paper widths to defray higher newsprint prices.

Revenues derived from sales to foreign customers accounted for approximately 61 percent of total revenues in the third quarter of 2000 compared to approximately 55 percent for the third quarter of 1999. Included in third quarter 2000 shipments was an order for a customer in France that represented the first delivery of the Company's newest Print King IV equipment to the European continent, a market area that has had a very strong "buy local" mentality. Installation of this equipment has gone well, with production scheduled for early November, and the Company believes that this customer will provide an important showcase of the Company's products for other European sales prospects. The Company expects revenues derived from sales to foreign customers to remain a significant component of its total revenues.

Page 7 of 11 sequentially numbered pages.

The Company has a strong list of domestic and foreign sales prospects, many of which were developed at the large international trade show "DRUPA" held in Dusseldorf in June of this year and the domestic trade show "Graph Expo" held in Chicago in September. The Company had static displays of its printing equipment at both of these important shows and participated in a second international trade show "IFRA" in Amsterdam in October. These events provide excellent insight into demand patterns in domestic and foreign markets, as well as an opportunity to meet with the Company's domestic and international sales representatives and coordinate the activities of both.

A continuation of growth in domestic and foreign revenues to meet the Company's revenue targets in the near term will require a strengthening of its sales and marketing activities, principally the addition of sales personnel. Efforts are currently underway to fill executive positions for both domestic and foreign sales operations, as well as domestic regional sales positions. The highly technical nature of printed product production requires specialized skills in matching printing equipment capabilities to a customer's printing requirements, and this unique skill set is not easily gained. The Company has distinguished itself with the ability of its sales and engineering personnel to provide printing solutions in a timely and flexible manner, and will select qualified sales personnel from the printing equipment industry that will sustain this competitive strength.

GROSS PROFIT. Gross profit for the third quarter of 2000 of $309,000, or 10.4 percent of revenues, compares to $854,000, or 20.7 percent of revenues, for the third quarter of 1999. The reduction in gross profit expressed as a percent of revenues in the current period is due to lower profit margins on equipment delivered under contract in the quarter, principally the order delivered to the customer in France (see "Revenues. Three Months Ended September 30, 2000").

Competitive pricing conditions in both domestic and foreign markets continue to place a great deal of pressure on contract profit margins and have eroded the Company's historic price/performance advantage. The Company will not price its equipment contracts below manufactured cost and has removed itself from the competition for some orders as a result.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the third quarter of 2000 of $621,000, or 20.8 percent of revenues, compares to $649,000, or 15.7 percent of revenues, for the third quarter of 1999. While selling, general and administrative expense was reduced in the third quarter of 2000 compared to the year earlier period, it increased when expressed as a percent of revenues because of the lower level of revenues in the third quarter of 2000.

OTHER INCOME (EXPENSE). Interest expense of $114,000 for the third quarter of 2000 compares to $97,000 for the third quarter of 1999, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving line of credit (see "Financial Position and Liquidity").

EXTRAORDINARY INCOME. During the third quarter of 2000, the holder of the Company's $1,000,000 Convertible Subordinated Note forgave $500,000 of the principal amount owed, resulting in an extraordinary gain of $500,000 for the third quarter of 2000.


Page 8 of 11 sequentially numbered pages.

NET INCOME. Net income of $68,000, or 2.3 percent of revenues, for the third quarter of 2000 compares to net income of $108,000, or 2.6 percent of revenues, for the third quarter of 1999.

Nine Months Ended September 30, 2000

REVENUES. Revenues of $7,600,000 for the first nine months of 2000 compares to $9,174,000 for the first nine months of 1999, a decrease of approximately 17 percent. Revenues derived from sales to domestic customers decreased approximately 17 percent in the first nine months of 2000 compared to the first nine months of 1999. Revenues derived from sales to foreign customers decreased approximately 18 percent in the first nine months of 2000 compared to the first nine months of 1999, accounting for 35 percent of total revenues in both periods.

GROSS PROFIT. Gross profit of $1,314,000, or 17.3 percent of revenues, for the first nine months of 2000 compares to $1,901,000, or 20.7 percent of revenues, for the first nine months of 1999. The reduction in gross profit expressed as a percent of revenues in the current period is a result of the lower level of revenues in the first nine months of 2000 and reduced profit margins on contracts (See "Gross Profit, Three Months Ended September 30, 2000").

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,800,000, or 23.7 percent of revenues, for the first nine months of 2000 compares to 1,880,000, or 20.5 percent of revenues, for the first nine months of 1999. While selling, general and administrative expense was reduced in the first nine months of 2000 compared to the year earlier period, it increased when expressed as a percent of revenues because of the lower level of revenues in the first nine months of 2000.

OTHER INCOME (EXPENSE). Interest expense of $325,000 for the first nine months of 2000 compares to $271,000 for the first nine months of 1999 and is attributable primarily to borrowings under the King Press Corporation revolving line of credit and term loan (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss of $309,000, or 4.1 percent of revenues, for the first nine months of 2000 compares to a net loss of $251,000, or 2.7 percent of revenues, for the first nine months of 1999.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the third quarter of 2000 by a secured $2,000,000 revolving line of credit that expired October 15, 2000, and a secured $2,500,000 term loan that matures July 15, 2001. The Company's lender has granted an extension to the revolving line of credit until November 30, 2000, while the Company pursues alternative sources of financing to replace both the revolving line of credit and term loan held by the current lender. The Company expects to secure the required replacement financing by November 30, 2000, but there can be no assurance that this will occur or that the present lender will provide a further extension of the revolving line of credit if the replacement financing is not obtained by that date.


Page 9 of 11 sequentially numbered pages.

The loan agreement pertaining to the revolving line of credit includes restrictions on indebtedness, liens and the disposal of assets, requires that certain financial ratios be maintained and provides cross collateralization of all King Press Corporation assets. At September 30, 2000, King Press Corporation had $1,912,000 outstanding under the revolving line of credit and a balance of $2,144,000 owed under the term loan, $189,000 of which is current. King Press Corporation was in compliance with all provisions of the loan agreement at September 30, 2000.

During the third quarter of 2000, the holder of the Company's $1,000,000 Convertible Subordinated Note due December 31, 2000, forgave $500,000 of the principal amount owed and extended the maturity of the $500,000 balance remaining under the Note from December 31, 2000, to December 31, 2002.

The Company's backlog at September 30, 2000, totaled approximately $6,309,000 compared to approximately $5,669,000 at June 30, 2000, and $3,387,000 at December 31, 1999.


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


                                         PUBLISHERS EQUIPMENT CORPORATION


November 9, 2000                         By:    /s/ Roger R. Baier
                                                --------------------------------

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