Form 10KSB
period 2000-12-31
PUBLISHERS EQUIPMENT CORP
filed 2001-03-19
CIK 715414

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended December 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934. (No fee required).
         For the transition period from _____ to _____.

         Commission file number: 0-11744.

                        PUBLISHERS EQUIPMENT CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

              Texas                                      75-1653425
  -------------------------------                    -------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)

16660 Dallas Parkway, Suite 1100, Dallas, TX                75248
--------------------------------------------                -----
  (Address of principal executive offices)                (zip code)

                                 (972) 931-2312
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
                  Title of each class                On Which Registered
                  -------------------               ----------------------
                         None                                 --

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

Yes    X                No
     ----                    ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

         The issuers revenues for the fiscal year ended December 31, 2000 were $13,811,014.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on __________, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $_________.

         Indicated below is the number of shares outstanding of each class of the issuer's common stock as of ________.


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

                        PUBLISHERS EQUIPMENT CORPORATION

                   INDEX TO THE DECEMBER 31, 2000 FORM 10-KSB

                                                                       PAGE
                                                                       ----

                                     PART I

Item 1.  Business ................................................      3

Item 2.  Properties ..............................................      5

Item 3.  Legal Proceedings .......................................      6

Item 4.  Submission of Matters to a Vote of
         Security Holders ........................................      6

                                     PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters .........................      6

Item 6.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations ...........................................      7

Item 7.  Financial Statements and Supplementary
         Data ....................................................     11

Item 8.  Changes In and Disagreements with
         Accountants on Accounting and
         Financial Disclosure ....................................     26

                                    PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act .......................     26

Item 10. Executive Compensation ..................................     26

Item 11. Security Ownership of Certain
         Beneficial Owners and Management ........................     26

Item 12. Certain Relationships and Related
         Transactions ............................................     27

Item 13. Exhibits, Lists and Reports on
         Form 8-K ................................................     27

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

The Company was incorporated under the laws of the state of Texas in 1979 and maintains its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas 75248, telephone number (972) 931-2312. As of December 31, 2000, the Company employed 111 persons. King Press' manufacturing personnel are represented by the International Association of Machinists and Aerospace Workers of the AFL-CIO under a three-year contract that expires November 20, 2003. All subsequent references to the Company include Publishers Equipment Corporation and its wholly-owned subsidiary, King Press, unless the context requires otherwise.

                        Principal Customers and Marketing

The Company markets its single-width equipment products through sales offices in the U.S. as well as through independent international sales agents located in over 50 countries. In addition, the Company's executive officers engage in sales activities for its single-width equipment products.

In recent years the Company has realigned its international dealer network to increase effectiveness and expand into new market areas. During 2000, the Company derived approximately 23 percent of its revenues from foreign sales, which included customers in Europe, Africa and South America. During 1999, the Company derived approximately 38 percent of its revenues from foreign sales. (See Item 6. Results of Operations. Revenues.)

The Company's revenues are derived from sales to a broad base of small newspapers as well as commercial and semi-commercial printers. During 2000, two customers accounted for approximately 39 percent of the Company's revenues. During 1999, three customers accounted for approximately 44 percent of the Company's revenues.

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

During 2000, approximately $294,000 was charged to operations for warranty costs, compared to approximately $419,000 charged to operations for warranty costs in 1999.

                               Product Development

The Company separately funds research and development activities as required to accomplish its stated goals. In 1990, a heat-set version of the Process King was introduced for the European market. In 1992, the Company introduced an improved steel side-framed News King printing unit. In 1993, the Company introduced the Media King, a modular four-high stackable unit targeted for use by printers and publishers requiring four color capability in a compact press arrangement, and the Litho King, a highly featured version of the Company's News King unit. The first installation of Media King units was completed in late 1994 for a West European customer. In 1995, 1996 and 1997, the Company's research and development activities were directed primarily at improvements and modifications to its current product lines, including the adaptation of equipment for the printing requirements of the emerging former East Block countries. In 1998, the Company introduced the Print King IV printing unit, an economical four-high printing unit designed for four color newspaper and some commercial printing. This printing unit is a complementary addition to other King Press products. The first Print King IV printing units were installed at a domestic customer's location in the first quarter of 1999 and at a foreign customer in the third quarter of 2000. The Company's new and redesigned products are designed to enable the Company to compete effectively in both domestic and international markets.

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

During 2000, the Company spent approximately $125,000 on such research and development activities. During 1999, the Company spent approximately $152,000 on research and development activities not connected with customer contracts.

                                   Competition

King Press' operations compete on a worldwide basis, principally with U.S. based Heidelberg Web Press, Inc., Goss Graphic Systems, Inc., Dauphin Graphic Machines, Inc. and Solna International AB. The Company believes its single-width presses provide a price/performance combination superior to its competitors.

Item 2.  Properties

The Company leases 1,925 square feet for its principal executive offices at 16660 Dallas Parkway, Suite 1100, Dallas, Texas, which is used for its corporate management offices. The lease on this office expires in 2001, at which time the Company may negotiate a renewal of the lease.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

The Company's common stock traded on the Nasdaq Stock Market under the symbol PECN from 1986 to 1995, and prior to 1986 and subsequent to 1995 in the over-the-counter market. The following table sets forth the range of the daily high and low sales prices for the common stock, as reported by the National Association of Securities Dealers, Inc. through NASDAQ for all periods after January 1, 1998.


                                                          Stock
                                                  ----------------------
                                                  High               Low
                                                  ----               ---
1999
         First Quarter........................    0.31               0.22
         Second Quarter.......................    0.25               0.20
         Third Quarter........................    0.25               0.19
         Fourth Quarter.......................    0.24               0.16

2000
         First Quarter........................    0.29               0.18
         Second Quarter.......................    0.29               0.16
         Third Quarter........................    0.16               0.13
         Fourth Quarter.......................    0.16               0.06

2001
         First Quarter........................    0.08               0.06
         (Through March 15, 2001)

As of March 16, 2001, there were approximately 396 record holders of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                        Financial Position and Liquidity

King Press was supported from January 1, 2000, to December 10, 2000, by a secured $2,000,000 revolving line of credit and a secured $2,500,000 term loan that was scheduled to mature July 15, 2001. Effective December 11, 2000, King Press Corporation entered into a new credit arrangement with a new lender that replaced the existing revolving line of credit and term loan with its old lender.

The new line of credit consists of a secured $1,000,000 revolving line of credit for domestic sales that expires May 31, 2003; a secured $2,000,000 revolving line of credit for foreign sales, guaranteed by the United States Export-Import Bank, that expires May 31, 2003; and, a secured $3,000,000 term loan that expires December 11, 2003. The loan agreement pertaining to the revolving lines of credit and term loan includes restrictions on indebtedness, liens, the disposal of assets and requires that certain financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets and the guarantee of the Company.

At December 31, 2000, King Press had no borrowings outstanding under the domestic revolving line of credit, $2,000,000 outstanding under the foreign revolving line of credit and a balance of $3,000,000 owed under the term loan, $200,000 of which is current. King Press was in compliance with or had obtained waivers for all loan agreement covenants at December 31, 2000.

At December 31, 2000, the Company has $500,000 owed under a Convertible Subordinated Note due December 31, 2002. During the third quarter of 2000, the holder of the Note reduced the principal amount owed from $1,000,000 to $500,000, and extended the maturity of the $500,000 balance remaining under the Note from December 31, 2000, to December 31, 2002.

The Company's backlog at December 31, 2000, totaled $3,867,000 compared to $3,387,000 at December 31, 1999.

                              Results of Operations

Revenues. Revenues of $13,811,000 for 2000 compare to $11,591,000 for 1999, an increase of approximately 19 percent. Revenues derived from sales to domestic customers increased approximately 47 percent in 2000 compared to 1999, reflecting larger average contract values in the current year. The Company's domestic business mix in 2000 contained a higher level of heatset equipment sales for commercial printing applications than occurred in 1999. The glossy four-color product produced on the Company's press equipment in a commercial printing operation requires a substantial amount of auxiliary equipment that the Company must purchase from other OEM suppliers. This auxiliary equipment adds to the contract value and revenues recognized by the Company for sales of heatset printing equipment.

During the fourth quarter of 2000, the Company shipped a large heatset equipment order containing its top of the line Process King printing units to a national pizza chain store operation that brought certain printing requirements in-house. This order represented a significant expansion of the Company's customer base and is a development that the Company will attempt to build on. It followed another large order for heatset equipment delivered to an existing King Press customer in the first quarter of 2000.

Domestic printing equipment markets remained active in 2000, although having experienced offsetting developments in the two most important factors governing equipment sales. Print advertising expenditures, which represent the major source of income for the Company's customer base, grew during the year, while newsprint cost, which can account for as much as 20 percent of a newspaper's expenses, also increased during the year.

Trade publications report that total domestic newspaper advertising expenditures grew by approximately 5.6 percent in 2000, after having increased by approximately 5.4 percent in 1999. Classified advertising, the largest category, is estimated to have increased by approximately 5.5 percent in 2000, after having increased 4.0 percent in 1999. National and retail advertising expenditures are estimated to have grown 14.1 percent and 4.0 percent respectively in 2000, compared to corresponding rates of 17.7 percent and 2.8 percent in 1999.

Developments and trends in newsprint cost are not as positive. Domestic newsprint cost was volatile in the decade of the `90s, reaching a high of over $700 a metric ton in 1995, declining to close to $500 a metric ton in 1997 and averaging approximately $559 a metric ton in 2000, an increase of approximately 11 percent over 1999.

Looking forward to 2001, trade publications forecast total print advertising expenditures to slow to an approximate 5.0 percent growth over 2000. Classified is forecast to grow by 5.3 percent, with national and retail growing approximately 10.4 percent and 3.0 percent respectively. This forecast matches a "soft landing" outlook for the U.S. economy in the current downturn. Advertising growth can be expected to slow substantially if the country enters a recession.

Classified and retail print advertising expenditures rates have been affected by the growth of e-commerce, and although online advertising has not yet had a material effect on total print advertising expenditures, this issue could become a concern as e-commerce continues to expand. Domestic newspapers have responded to this diversion of an important revenue source by investing in websites that utilize their news gathering services, with many of them carrying classified advertising. The Company is monitoring all developments in this area and does not expect the growth of online commerce to have a significant effect on its equipment sales in the near term.

Domestic newspapers also face a slow decline in circulation and readership due to the availability of alternative news sources, primarily television. To reverse the declines in readership and circulation, and increase the effectiveness of advertising, newspapers have improved services for both readers and advertisers by increasing targeted distribution of their products. Newspapers have increased local news coverage and included targeted supplements, inserts and circulars with their publications.

As a result of increased targeting, the business mix of newspapers has included a growing number of short press-run products that are produced more cost effectively, with less waste, on single-width press equipment as sold by the Company. The Company has delivered equipment for this purpose to a leading U.S. newspaper group, and is pursuing other such orders.

Also in recent years, domestic demand for printing equipment has been marked by the need for increased product color capability. The Company responded to this demand by the introduction of the Media King printing press, and more recently the PRINT KING IV printing press. These printing presses feature high quality 4-color capability with space saving vertically stackable printing units that can be purchased as part of a new press or as add-ons to existing King Press equipment. The first domestic order of PRINT KING IV equipment was placed in successful production in 1999 and the first foreign order was delivered in the third quarter of 2000. Both installations have generated interest from local sales prospects.

The Company has a substantial list of domestic sales prospects, many of which were developed at the large domestic graphic arts trade show "NEXPO" held in Chicago in September of 2000. The Company had a static display of its printing equipment at this event.

Revenues derived from sales to foreign customers decreased approximately 27 percent in 2000 compared to 1999, but did include the important delivery of PRINT KING IV to a customer in France in the third quarter. The European market area has had a strong "buy local" mentality and this new installation will provide a good showcase for King Press products for other European sales prospects.

Foreign revenues accounted for approximately 23 percent of total revenues in 2000 compared to approximately 38 percent in 1999. The Company has a strong list of foreign sales prospects, and expects foreign revenues to remain a significant component of its total revenues. Many new sales prospects were developed at the large international trade show "DRUPA" held in Dusseldorf, Germany in June of 2000, and at the "IFRA" trade show held in Amsterdam in October. Both domestic and foreign trade shows provide excellent insight into market demand patterns and competitive equipment offerings, and also provide an opportunity to meet with the Company's domestic and international sales representatives and coordinate the activities of both.

Gross Profit. Gross profit of 2,437,000, or 17.6 percent of revenues, for 2000 compares to $2,332,000, or 20.1 percent of revenues, for 1999. The reduction in gross profit expressed as a percent of revenues in 2000 is a result of increased sales of heatset equipment in the Company's business mix and lower profit margins on equipment orders delivered under contract during the year. Auxiliary equipment included in orders for heatset equipment increase contract revenues, but decreases contract profit margins because such equipment is purchased from other OEM suppliers.

Selling, General and Administrative Expense. Selling, general and administrative expense of $2,481,000, or 18.0 percent of revenues, for 2000 compares to $2,453,000, or 21.2 percent of revenues, for 1999. The reduction in selling, general, and administrative expense expressed as a percent of revenues in 2000 is attributable to their being controlled to a nominal increase on a substantial increase in revenues.

Other Income (Expense). Interest expense of $443,000 for 2000, derived primarily from borrowings under the King Press Corporation revolving line of credit and term note, compares to $374,000 for 1999 derived from these same sources (See Financial Position and Liquidity). Net other income of $28,000 in 2000 compares to net other income of $13,000 in 1999.

Extraordinary Gain. During the third quarter of 2000, the holder of the Company's $1,000,000 Convertible Subordinated Note forgave $500,000 of the principal amount owed, resulting in an extraordinary gain of $500,000 for the quarter and year.

Provision for Taxes. The Company utilized available net operating loss carryforwards to offset federal and state income tax liabilities for 2000. (See
Note 7 of Notes to Consolidated Financial Statements).

Net Income (Loss). Net income of $42,000, or 0.3 percent of revenues, for 2000 compares to a net loss of $481,000, or 4.1 percent of revenues, for 1999.

Item 7.   Financial Statements and Supplementary Data



                  Index to Consolidated Financial Statements
                  and Financial Statement Schedules:                                  Page
                                                                                      ----
                  Report of Independent Public Accountants......................       12

                  Consolidated Balance Sheet as of
                    December 31, 2000...........................................       13

                  Consolidated Statements of Operations -
                    two years in the period ended
                    December 31, 2000...........................................       14

                  Consolidated Statements of Shareholders'
                    Equity - two years in the period
                    ended December 31, 2000.....................................       15

                  Consolidated Statements of Cash Flows -
                    two years in the period ended
                    December 31, 2000...........................................       16

                  Notes to Consolidated Financial
                    Statements..................................................       17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Publishers Equipment Corporation:

We have audited the accompanying consolidated balance sheet of Publishers Equipment Corporation (a Texas corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Publishers Equipment Corporation and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  March 2, 2001

                        PUBLISHERS EQUIPMENT CORPORATION


CONSOLIDATED BALANCE SHEET


                                                                                December 31,
                                                                                    2000
                                                                                ------------
ASSETS
    Current assets:
       Cash and cash equivalents ..........................................     $  1,307,737
       Trade accounts receivable (net of allowance for
            doubtful accounts of $30,000) .................................        1,561,076
       Inventories (Note 3) ...............................................        7,909,995
       Prepaid expenses and other current assets ..........................           95,603
                                                                                ------------
           Total current assets ...........................................       10,874,411
                                                                                ------------
    Property, plant and equipment, at cost:
       Land ...............................................................           30,138
       Building ...........................................................        1,689,265
       Transportation equipment ...........................................           62,634
       Furniture and fixtures .............................................          878,670
       Machinery and tools ................................................        1,783,618
                                                                                ------------
                                                                                   4,444,325
       Less accumulated depreciation ......................................        3,426,981
                                                                                ------------
           Net property, plant and equipment ..............................        1,017,344
                                                                                ------------
    Other non-current assets ..............................................           72,620
                                                                                ------------
                                                                                $ 11,964,375
                                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Trade accounts payable .............................................     $  1,521,642
       Accrued liabilities ................................................        1,105,700
       Accrued warranty expense (Note 4) ..................................          127,000
       Customer deposits ..................................................           79,500
       Current portion long-term debt .....................................          200,000
                                                                                ------------
           Total current liabilities ......................................        3,033,842
                                                                                ------------

    Long-term debt (Note 5) ...............................................        5,300,000
                                                                                ------------
    Other liabilities .....................................................           97,385
                                                                                ------------
    Contingencies and commitments (Note 6)
    Shareholders' equity (Notes 8 and 9):
       Common stock, no par value; 9,000,000 shares authorized,
            5,295,035 issued ..............................................       19,314,871
       Treasury stock, 45,714 shares at cost ..............................         (168,496)
       Retained deficit ...................................................      (15,613,227)
                                                                                ------------
           Total shareholders' equity .....................................        3,533,148
                                                                                ------------
                                                                                $ 11,964,375
                                                                                ============

                See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Years ended December 31,
                                                                2000              1999
                                                            ------------      ------------

Revenues ..............................................     $ 13,811,014      $ 11,590,802

Cost of revenues ......................................       11,373,596         9,258,658
                                                            ------------      ------------

Gross profit ..........................................        2,437,418         2,332,144

Selling, general and administrative
    expenses ..........................................        2,480,535         2,453,543
                                                            ------------      ------------

Operating loss ........................................          (43,117)         (121,399)

Other income (expense):
   Interest expense ...................................         (443,218)         (374,191)
   Interest income ....................................               --             1,483
   Other income, net ..................................           27,885            13,380
                                                            ------------      ------------

Loss before taxes .....................................         (458,450)         (480,727)

Provision for income taxes ............................               --                --
                                                            ------------      ------------

Loss before extraordinary gain ........................         (458,450)         (480,727)

Extraordinary gain from forgiveness of debt,
 net of income tax effects of $0 (Note 13) ............          500,000                --
                                                            ------------      ------------

Net income (loss) .....................................     $     41,550      $   (480,727)
                                                            ============      ============

Loss per share before extraordinary gain:
   Basic ..............................................     $      (0.09)     $      (0.09)
   Diluted ............................................     $      (0.09)     $      (0.09)

Earnings (loss) per share after extraordinary gain:
   Basic ..............................................     $       0.01      $      (0.09)
   Diluted ............................................     $       0.01      $      (0.09)

Weighted average shares outstanding:
   Basic ..............................................        5,249,321         5,234,787
   Diluted ............................................        5,249,321         5,234,787


               See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                     Years ended December 31, 1999 and 2000


                                                        Series A
                                                      Convertible
                                                    Preferred Stock                      Common Stock
                                             ------------------------------      -----------------------------
                                                Shares            Amount            Shares           Amount
                                             ------------      ------------      ------------     ------------

Balance at December 31, 1998 ...........           29,068      $    200,000         5,265,967     $ 19,114,871
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........          (14,534)         (100,000)           14,534          100,000
  Net loss .............................               --                --                --               --
                                             ------------      ------------      ------------     ------------

Balance at December 31, 1999 ...........           14,534           100,000         5,280,501       19,214,871
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........          (14,534)         (100,000)           14,534          100,000
  Net income ...........................               --                --                --               --
                                             ------------      ------------      ------------     ------------

Balance at December 31, 2000 ...........               --      $         --         5,295,035     $ 19,314,871
                                             ============      ============      ============     ============



                                                    Treasury Stock
                                             -----------------------------
                                                Shares           Amount       Retained Deficit       Total
                                             ------------     ------------    ----------------    ------------

Balance at December 31, 1998 ...........           45,714     $   (168,496)     $(15,174,050)     $  3,972,325
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........               --               --                --                --
  Net loss .............................               --               --          (480,727)         (480,727)
                                             ------------     ------------      ------------      ------------

Balance at December 31, 1999 ...........           45,714         (168,496)      (15,654,777)        3,491,598
  Issuance of shares upon conversion
    of preferred stock (Note 8) ........               --               --                --                --
  Net income ...........................               --               --            41,550            41,550
                                             ------------     ------------      ------------      ------------

Balance at December 31, 2000 ...........           45,714     $   (168,496)     $(15,613,227)     $  3,533,148
                                             ============     ============      ============      ============


   See accompanying notes.

                        PUBLISHERS EQUIPMENT CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years ended December 31,
                                                                         2000              1999
                                                                     ------------      ------------

Cash flows from operating activities:
   Net income (loss) ...........................................     $     41,550      $   (480,727)
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
           Depreciation and amortization .......................          144,465           182,579
           Extraordinary gain ..................................         (500,000)               --

Change in assets and liabilities:
           Decrease (increase) in accounts receivable ..........         (785,259)          645,329
           Decrease (increase) in inventories ..................          769,334          (464,262)
           Decrease in other current assets ....................           17,574            75,118
           Increase in non-current assets ......................          (72,620)               --
           Increase in accounts payable and
                 accrued liabilities ...........................          753,147           332,082
           Increase (decrease) in accrued warranty expense .....           26,823          (356,216)
           Decrease in customer deposits .......................          (22,888)         (480,118)
                                                                     ------------      ------------
   Net cash provided by (used in) operations ...................          372,126          (546,215)
                                                                     ------------      ------------

Cash flows from investing activities:
      Sale of property, plant and equipment ....................               --            16,336
      Additions to property, plant and equipment ...............               --          (251,657)
                                                                     ------------      ------------
   Net cash used in investing activities .......................               --          (235,321)
                                                                     ------------      ------------

Cash flows from financing activities:
      Total borrowings .........................................       12,909,247         8,701,420
      Total repayments .........................................      (12,016,547)       (7,919,187)
                                                                     ------------      ------------
   Net cash provided by financing activities ...................          892,700           782,233
                                                                     ------------      ------------

Net increase in cash and cash equivalents ......................        1,264,826               697
Cash and cash equivalents at beginning of period ...............           42,911            42,214
                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................     $  1,307,737      $     42,911
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

During 2000, the Company incurred an operating loss of $43,117 and had net cash provided by operations of $372,126. In response to the operating results, the Company is taking steps to strengthen its domestic sales force by the addition of regional sales representatives in strategic locations. Domestic markets for printing equipment were active in 2000 and the Company believes that opportunities will exist for increased domestic sales in 2001. By such additions to its sales force, the Company expects to be successful in increasing revenues and profitability in 2001.

The Company arranged a new, expanded credit facility at year end 2000 to support its King Press subsidiary in 2001 and afterwards. The new credit facility consists of a $1,000,000 revolving line of credit to support domestic equipment sales and a $2,000,000 revolving line of credit guaranteed by the Export-Import Bank of the United States to support foreign equipment sales that expire May 31, 2003, and a $3,000,000 term note that matures December 11, 2003. The new facility increases the funds available to the Company's operations by $1,000,000.

Management believes that cash provided by operations and borrowings under the new credit agreement will provide the Company with adequate cash flow to meet its obligations. However, no assurance can be given that the operating goals will be achieved and that all assets will be realized in the normal course of operations.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements of the Company include the accounts of Publishers Equipment Corporation and King Press Corporation. All significant intercompany transactions are eliminated.

REVENUE RECOGNITION - Revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. This recognition normally occurs upon shipment. Installation revenue is recognized as services are provided.

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

RESEARCH AND DEVELOPMENT COSTS - The costs and expenses related to basic research, engineering, and product development are expensed as incurred. During 2000 and 1999, research and development costs aggregated approximately $125,000 and $152,000, respectively.

INCOME TAXES - Deferred income taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates (See Note 7).

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share are determined on the assumed exercise of dilutive options as determined by applying the treasury stock method.

CASH EQUIVALENTS - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        PUBLISHERS EQUIPMENT CORPORATION

3.       INVENTORIES

                                            December 31,
                                                2000
                                            ------------

         Raw materials ................     $     81,663
         Work-in process ..............          640,155
         Finished goods ...............        7,953,785
         Used presses .................          231,986
                                            ------------

                                               8,907,589
         Less inventory reserves ......         (997,594)
                                            ------------

                                            $  7,909,995
                                            ============

4.       WARRANTY

The Company warrants the performance of its products for a period of one year against defects in both materials and workmanship, in addition to supplemental contractual warranties and performance guarantees as agreed to with individual customers.

Warranty expense provided was approximately $294,000 in 2000 and $419,000 in 1999, and is included in cost of revenues in the accompanying Consolidated Statements of Income.

5.       DEBT

                                                                                December 31,
                                                                                    2000
                                                                                ------------

         Amount outstanding under the King Press bank
          domestic revolving line of credit, interest
          at U.S. Prime Rate plus 1.0% (10.5% at
          December 31, 2000) due May 31, 2003, secured
          by all real and personal property of King
          Press ...........................................................     $         --

                        PUBLISHERS EQUIPMENT CORPORATION

         Amount outstanding under the King Press
          foreign revolving line of credit, interest
          at U.S. Prime Rate (9.5% at December 31,
          2000) due May 31, 2003, secured by all real
          and personal property and the guaranties of
          the Export-Import Bank of the United
          States .................................................        2,000,000

         Amount outstanding under the King Press bank
          term loan, interest at 10.50%, due December
          11, 2003, monthly payments of principal of
          $16,667, secured by all real and personal
          property of King Press .................................        3,000,000

         Subordinated note, convertible into common
          stock at $7.50 per share (subject to
          anti-dilution provisions), interest at
          German Prime Rate (4.75% at December 31,
          2000) due December 31, 2002,
          unsecured ..............................................          500,000
                                                                       ------------

                                                                          5,500,000
         Less current maturities .................................          200,000
                                                                       ------------


                                                                       $  5,300,000
                                                                       ============
Maturities of long-term debt are as follows:

2001 .............................................................          200,000
2002 .............................................................          700,000
2003 .............................................................        4,600,000
                                                                       ------------

                                                                       $  5,500,000
                                                                       ============

At December 31, 2000, King Press may borrow up to $2,000,000 under a foreign revolving credit line and $1,000,000 under a domestic revolving line of credit, both of which expire May 31, 2003. At December 31, 2000, King Press had $2,000,000 outstanding under the foreign revolving credit line and no borrowings under the domestic revolving credit line. At December 31, 2000, King Press had a balance owing of $3,000,000 under the term loan, $200,000 of which is current. The loan agreement pertaining to the revolving lines of credit and term loan includes restrictions on indebtedness, liens, disposal of assets and requires that certain financial ratios be maintained. At

                        PUBLISHERS EQUIPMENT CORPORATION

December 31, 2000, the Company was in compliance with or had obtained waivers for all provisions of the loan agreement.

The Company paid interest of approximately $440,000 in 2000 and $359,000 in 1999.

Interest Rate Risk Management

In December 2000, the Company entered into an interest rate swap with a bank to reduce the impact of interest rate fluctuations on its operating results and cash flows. Under the terms of this agreement, the Company receives a fixed rate of 9.20% on $3,000,000 of its bank debt. This swap expires on December 11, 2003.

Fair Value of Financial Instruments

The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. The carrying amount of long-term debt to banks approximates fair value because the terms of the debt are at market rates.

The fair value of the interest rate hedge is the amount at which the fixed interest rate differs from the quoted market rate. At December 31, 2000, the fair value of the interest rate swap was an asset of approximately $27,000.

6.       CONTINGENCIES

The Company has from time to time become involved in various claims and lawsuits incidental to its business. In the opinion of management, any liability arising out of currently pending claims and lawsuits will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

7.       INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in a company's financial statements and tax returns in different years. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. SFAS 109 required that deferred tax assets be

                        PUBLISHERS EQUIPMENT CORPORATION
reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company had no provision for federal or state income taxes for 2000 or 1999. The following is a reconciliation of the U.S. Federal statutory rate to the effective tax rate.

                                                               2000             1999
                                                            ----------       ----------

U.S. Federal statutory rate (benefit)                               34%             (34)%
Loss producing no current tax benefit                               --               34%
Utilization of net operating loss carryforwards                    (34)%             --
                                                            ----------       ----------

                                                                     0%               0%
                                                            ==========       ==========

At December 31, 2000, the Company had deferred tax liabilities of $135,000, deferred tax assets of $3,074,000 and a valuation allowance of $2,939,000. The principal temporary differences included above are net operating loss carryforwards ($1,913,000), general business credits ($193,000), minimum tax credit (108,000), uniform inventory cost capitalization ($252,000), depreciation $135,000 and accruals and other ($608,000).

The Company has net operating loss carryforwards of $5,626,000 and general business credit carryforwards of $193,000. The net operating loss carryforward and the general business credit carryforwards expire beginning in 2004 and 1999, respectively.

8.       PREFERRED STOCK

In connection with the acquisition of a Swedish subsidiary whose operations were discontinued in 1991, the Company issued 145,349 shares of its Series A Convertible Preferred Stock ("Series A"), no par value (250,000 shares authorized), to AB Bonnierforetagen. The terms of the Series A shares provide that such shares shall be nonvoting stock with a nonparticipating liquidation preference of $6.88 per share. The Series A shares shall be entitled to receive dividends at the same rate as the common stock on an "as converted" basis. The terms of the Series A further provide that all of the issued shares will be converted to common stock ratably over a 10 year period commencing January 1, 1991. The Series A will not be convertible at the option of the holder unless and until the occurrence of certain events, such as a merger, recapitalization or change in control of the Company. The Series A shares are convertible at a rate of one share of preferred stock for one share of common stock and the conversion rate is subject to certain anti-dilution adjustments. On each January 1, 1992 through 2000, 14,534 shares of the Series A converted to 14,534 shares of common stock. As a result of the foregoing, the Company has converted to common stock the entire issue of Series A convertible preferred stock.

                        PUBLISHERS EQUIPMENT CORPORATION

9.       STOCK OPTIONS AND PREEMPTIVE RIGHTS

The Company has granted incentive stock options to key employees and directors of the Company at prices equal to the greater of $0.25 or market value at date of grant. The stock options are exercisable in 25% cumulative annual installments beginning at the date of grant.

A summary of option transactions in 1999 and 2000 follows:

                                         Options        Total Option
                                        (Shares)            Price
                                      ------------      ------------

Outstanding at
  December 31, 1998 .............          318,992      $    168,541

Granted .........................            1,500               375
Cancelled .......................         (119,250)         (116,250)
Exercised .......................               --                --
                                      ------------      ------------

Outstanding at
  December 31, 1999 .............          201,242      $     52,666

Granted .........................               --                --
Cancelled .......................           (2,000)             (500)
Exercised .......................               --                --
                                      ------------      ------------

Outstanding at
  December 31, 2000 .............          199,242      $     52,166
                                      ------------      ------------

Exercisable at end of 2000 ......          198,117

Common stock reserved for
  options at end of 2000 ........          255,733

Exercise price of options
  outstanding at end of 2000 ....    $ 0.25 - $ 1.00

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

Employees of the Company participate in defined contribution pension plans. Contributions to the pension plans are based on hours worked and wages earned. The cost of the bargaining unit defined contribution pension plan was approximately $135,000 in both 2000 in 1999.

Effective January 1, 2000, the defined contribution pension plan for non-bargaining unit employees was merged into the 401(k) plan. For 2000, the Company made a contribution of approximately $124,000 to the 401(k) plan, and for 1999 a contribution of approximately $139,000 was made to the non-bargaining unit defined contribution pension plan.

11.      EXPORT SALES

Included in revenues are export sales to foreign customers which aggregated approximately $3,181,000 in 2000 and $4,356,000 in 1999.

12.      SIGNIFICANT CUSTOMERS

During 2000, two customers accounted for approximately 39 percent of the Company's revenues. During 1999, three customers accounted for approximately 44 percent of the Company's revenues.

13.      EXTRAORDINARY GAIN

During the third quarter of 2000, the holder of the Company's $1,000,000 Convertible Subordinated Note forgave $500,000 of the principal amount owed, resulting in an extraordinary gain of $500,000 for the quarter and year.

14.      NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be

PUBLISHERS EQUIPMENT CORPORATION
recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 was originally effective for fiscal years beginning after June 15, 1999; however, Statement Of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-An amendment of FASB Statement No. 133" extended implementation to fiscal years beginning after June 15, 2000, which would be the Company's fiscal year 2001 beginning January 1, 2001. The Company has evaluated the impact of adopting SFAS 133 effective January 1, 2001, and does not expect it to have a material impact on its reported financial condition, results of operations and cash flows.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Executive Officers Of The Company

                  Name                   Age               Present Position
                  ----                   ---               ----------------

               Evans Kostas               66           Chairman of the Board
                                                       Chief Executive Officer
                                                       and President

               Roger R. Baier             58           Chief Financial Officer
                                                       and Vice President
                                                       Finance

Both of the Executive Officers of the Company have served in their present capacities for the Company for at least the past five years.

[The remaining information required by Part III, Items 9, 10, 11 and 12 are set forth in the Proxy Statement to be delivered to Shareholders in connection with the Company's Annual Meeting of Shareholders presently scheduled to be held on June 15, 2001, which information is incorporated herein by reference.]

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

PUBLISHERS EQUIPMENT CORPORATION

By:     /s/ Evans Kostas
        ------------------------------------
            Evans Kostas                            Date:     March 6, 2001
            Chairman of the Board,                       -----------------------
            President and Chief Executive Officer

         In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                              Date
---------                                    -----                              ----

/s/ Evans Kostas                    Chairman of the Board                  March 6, 2001
------------------------            President and Chief                    ----------------------
Evans Kostas                        Executive Officer

/s/ Roger R. Baier                  Vice President-Finance                 March 6, 2001
------------------------            and Treasurer (Principal               ----------------------
Roger R. Baier                      Financial and Accounting
                                    Officer)

/s/ Simon Bonnier                   Director                               March 6, 2001
------------------------                                                   ----------------------
Simon Bonnier

/s/ James K. Feeney                 Director                               March 6, 2001
------------------------                                                   ----------------------
James K. Feeney

/s/ Robert S. Hamilton              Director                               March 6, 2001
------------------------                                                   ----------------------
Robert S. Hamilton

/s/ Ole B. Rygh                     Director                               March 6, 2001
------------------------                                                   ----------------------
Ole B. Rygh

/s/ Reinhart Siewert                Director                               March 6, 2001
------------------------                                                   ----------------------
Reinhart Siewert

                        PUBLISHERS EQUIPMENT CORPORATION

                                INDEX TO EXHIBITS

     EXHIBIT NO.                    DESCRIPTION                                    PAGE
     -----------                    -----------                                    ----

          3.1              Articles of Incorporation of the
                           Company, together with Articles of
                           Amendment and Form of Amendment                             *

          3.2              Articles of Amendment to Articles of
                           Incorporation of the Company, filed
                           with the Office of the Secretary of
                           State of Texas on June 2, 1988                             **

          3.3              Certificate of Correction of Articles
                           of Incorporation of the Company, filed
                           with the Office of the State of Texas
                           on April 9, 1990                                          ***

          3.4              Amended and Restated Bylaws of the
                           Company                                                   ***

         10.1              Loan Agreement, dated as of December
                           11, 2000, between King Press and Bank
                           of America, N.A.                                            P

         10.2              Revolving Promissory Note, dated as of
                           December 11, 2000, between King Press
                           and Bank of America, N.A.                                   P

         10.3              Revolving Promissory Note, dated as of
                           December 11, 2000, between King Press
                           and Bank of America, N.A.                                   P

         10.4              Term Note, dated as of December 11,
                           2000, between King Press and Bank of
                           America, N.A.                                               P

         10.5              Master Agreement, dated as of December 11,
                           2000, between King Press and International
                           Swap Dealers Association, Inc.                              P

         10.6              Security Agreement, dated as of
                           December 11, 2000, between King Press
                           and Bank of America, N.A.                                   P

     EXHIBIT NO.                    DESCRIPTION                                    PAGE
     -----------                    -----------                                    ----

         10.7              Publishers Equipment Corporation Stock
                           Option Plan, as Amended                                   ***

         10.8              Purchase Agreement for 7% Convertible
                           Subordinated Notes Due 1993, dated as
                           of December 6, 1986, by and among the
                           Company, Windmoller & Holscher                           ****

         10.9              Employment Agreement, dated as of May
                           2, 1988, as Amended by and between the
                           Company and Robert S. Hamilton                           ****

         21                Subsidiaries of the Company                                30

                                                                    Jurisdiction
                                  Name                            of Incorporation
                                  ----                            ----------------
                           King Press Corporation                     Missouri

                           Applied Graphics, Inc.                       Texas

         23                Consent of Independent Public
                           Accountants                                               123

----------

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