Form 10QSB
period 2001-03-31
PUBLISHERS EQUIPMENT CORP
filed 2001-05-11
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 2001.

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

Number of shares outstanding of the issuer's common stock as of May 11, 2001, 5,249,321 shares of common stock, no par value.



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


In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended March 31, 2001, are not necessarily indicative of results of operations for the entire year.




Page 2 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                                                           March 31,
                                                                             2001
                                                                           ---------

                                     ASSETS

Cash and cash equivalents .......................................          $     11
Accounts receivable .............................................               637
Inventories .....................................................            10,177
Other current assets ............................................               126
                                                                           --------
    Total current assets ........................................            10,951

Property, plant and equipment, net ..............................               976

Non current assets ..............................................                61
                                                                           --------

TOTAL ASSETS ....................................................          $ 11,988
                                                                           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ........................          $  2,234
Accrued warranty expense ........................................                64
Customer deposits ...............................................             1,599
Current portion long term debt ..................................               200
                                                                           --------
    Total current liabilities ...................................             4,097

Convertible subordinated note ...................................               500
Long term debt ..................................................             4,282
Other liabilities ...............................................                92

Shareholders' equity:
    Common stock ................................................            19,315
    Treasury stock ..............................................              (168)
    Retained deficit ............................................           (16,130)
                                                                           --------
       Total shareholders' equity ...............................             3,017
                                                                           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................          $ 11,988
                                                                           ========




Page 3 of 11 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                      2001                2000
                                                                   -----------        -----------


Revenues ...................................................       $     1,499        $     3,307

Cost of revenues ...........................................             1,378              2,617
                                                                   -----------        -----------

Gross profit ...............................................               121                690

Selling, general and administrative expense ................               504                588
                                                                   -----------        -----------

Operating income(loss) .....................................              (383)               102

Interest expense ...........................................              (120)              (102)
Interest income ............................................              --                 --
Other income (expense), net ................................               (13)                 6
                                                                   -----------        -----------

Income (loss) before taxes .................................              (516)                 6

Provision for income (see Note 1) ..........................              --                 --
                                                                   -----------        -----------

Net income (loss) ..........................................       $      (516)       $         6
                                                                   ===========        ===========

Weighted average shares outstanding:
      Basic ................................................         5,249,321          5,249,321
      Diluted ..............................................         5,249,321          5,249,321

Income (loss) per share:
      Basic ................................................       $     (0.10)       $      --
      Diluted ..............................................       $     (0.10)       $      --




Page 4 of 11 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                     2001           2000
                                                                   -------        -------

Cash flows from operating activities:
   Net income (loss) .......................................       $  (516)       $     6
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
           Depreciation and amortization ...................            42             38
           Provision for losses on doubtful accounts .......             7           --

Change in assets and liabilities:
           Decrease (increase) in accounts receivable ......           917         (1,043)
           Increase in inventories .........................        (2,269)          (147)
           Increase in other current assets ................           (30)           (38)
           Decrease in non current assets ..................            11           --
           Increase (decrease) in accounts payable and
                 accrued liabilities .......................          (398)           734
           Decrease in accrued warranty expense ............           (63)          --
           Increase (decrease) in customer deposits ........         1,520            (82)
                                                                   -------        -------
   Net cash used in operations .............................          (779)          (532)
                                                                   -------        -------

Cash flows from financing activities:
      Total borrowings .....................................         1,295          2,394
      Total repayments .....................................        (1,813)        (1,890)
                                                                   -------        -------
   Net cash provided by (used in) financing activities .....          (518)           504
                                                                   -------        -------

Net decrease in cash and cash equivalents ..................        (1,297)           (28)

Cash and cash equivalents at beginning of period ...........         1,308             43
                                                                   -------        -------

Cash and cash equivalents at end of period .................       $    11        $    15
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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

                              Results of Operations

Three Months Ended March 31, 2001

REVENUES. Revenues of $1,499,000 for the first quarter of 2001 compare to $3,307,000 for the first quarter of 2000, a decrease of approximately 55 percent that reflects reductions in both domestic and foreign revenues in the current period.

Revenues derived from sales to domestic customers decreased approximately 56 percent in the first quarter of 2001 compared to the first quarter of 2000. Equipment shipments in the first quarter of 2001 included five small domestic equipment orders, but no single high dollar value order as was the case in the first quarter of 2000. The equipment shipped in the first quarter of 2001 was from the Color King and Process King product lines manufactured by the Company's wholly owned subsidiary King Press Corporation, and consisted primarily of add-on printing units to existing installations of King Press equipment.

The Company's backlog at March 31, 2001, includes two domestic orders valued in excess of $2 million each, one of which is scheduled for delivery in the second quarter of 2001 and the second in the third quarter of the year. The order scheduled for second quarter delivery includes King Press' newest Print King IV printing units, which will form the center of a new press line containing King Press' KJ8A folders and splicing equipment. The Print King IV printing unit features high quality four-color capability and is vertically stackable to provide space savings in both new press installations or as add-ons to existing King Press equipment.

The domestic order scheduled for third quarter shipment includes King Press' top of the line Process King printing units, which will form the center of a new press line containing King Press' KC8A folder plus heatset, web handling and coating equipment. Both of these orders for the second and third quarters, as well as the equipment shipped in the first quarter, result from the requirement for increased color capability that printers and publishers have experienced in recent years. The Company responded to this demand by the introduction of the Media King printing press, and more recently the Print King IV printing press. The first domestic order of Print King IV equipment was placed in successful production in 1999.




Page 7 of 11 sequentially numbered pages.

The Company believes the King Press Corporation equipment offerings incorporate design features and capabilities that meet the requirements of printers and publishers in 2001. These needs include the production of high quality color products for targeted distribution. Domestic newspapers have faced a slow decline in circulation and readership in recent years due to the availability of alternative news sources, primarily television. To reverse these trends, and increase advertising effectiveness, newspapers have increased local news coverage and included targeted supplements, inserts and circulars in their publications. These short press-run products are produced more cost effectively, with less waste, on single-width press equipment as sold by the Company. The Company has delivered equipment for this purpose to a leading U.S. newspaper group, and is pursuing other such orders. Advertising expenditures for inserts in the first two months of 2001 were down only slightly from the year earlier period, as reported in trade publications, and the Company expects there to be continuing equipment sales opportunities for this application.

The Company's domestic market sales activity in the first quarter of 2001 was not much affected by the slowdown in the U.S. economy, but the outlook for the remainder of the year is less certain. Two components of the general economy, and factors that are central to the health of the printing equipment industry, are currently exhibiting adverse trends. Print advertising expenditures, which represent the major source of income for the Company's customer base, are declining and newsprint cost, which represents a newspaper's major production expense, is increasing. Trade publications report that through the first two months of 2001 national advertising dropped approximately 6 percent compared to the year earlier period, while retail and classified advertising decreased approximately 18 percent and 7 percent respectively. Estimates made earlier in the year in these same publications predicted growth in 2001 over 2000 in each of these advertising categories: approximately 10 percent for national advertising, 3 percent for retail advertising and 5 percent for classified advertising. The current slowdown in the U.S. economy places these estimates for 2001 advertising expenditure levels in question, and will affect the equipment purchase decisions of printers and publishers during the year.

Domestic newsprint cost was volatile in the decade of the `90s, reaching a high of over $700 a metric ton in 1995, declining to close to $500 a metric ton in 1997 and averaging approximately $559 per metric ton in 2000, an 11 percent increase over 1999. Trade publications earlier estimated that domestic newsprint cost will increase approximately 15 percent in 2001, but now question whether a $50.00 per metric ton increase made in March can be sustained. Newsprint consumption in the first two months of 2001 was significantly lower than a year earlier, and reduced demand normally results in lower newsprint cost.

The Company strengthened its domestic sales force in 2001 by the addition of two new sales representatives who will improve the Company's coast to coast printing equipment market coverage. This added presence in markets served by the Company is expected to increase the important spare parts sales component of its business as well as opportunities for new press equipment sales.




Page 8 of 11 sequentially numbered pages.

Revenues derived from sales to foreign customers decreased approximately 50 percent in the first quarter of 2001 compared to the first quarter of 2000, with only spare parts orders being delivered to foreign customers in the current quarter. The Company's backlog at March 31, 2001, includes an order for an add-on of Print King IV printing units to an existing customer's press installation in Nigeria in the third quarter of the year. These new units in Nigeria will join Print King IV installations in the Netherlands and France to provide important showcases for the latest King Press product line in market areas where the Company sees opportunities for sales growth.

The Company's foreign sales activities are conducted through sales agents in more than 50 countries around the world. For the first quarter of 2001, sales to foreign customers accounted for approximately 19 percent of total revenues, well below the Company's historical level. Steps are being taken to increase foreign sales through the coordination of foreign sales agent activities by King Press personnel, and the Company expects foreign sales to be a major component of its total revenues in the future.

GROSS PROFIT. Gross profit of $121,000, or 8.1 percent of revenues, for the first quarter of 2001 compares to $690,000, or 20.9 percent of revenues for the first quarter of 2000. The reduction in gross profit expressed as a percent of revenues in the first quarter of 2001 is attributable principally to the lower level of revenues in the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $504,000, or 33.6 percent of revenues, for the first quarter of 2001 compares to $588,000, or 17.8 percent of revenues, for the first quarter of 2000. The increase in selling, general and administrative expense expressed as a percent of revenues in the first quarter of 2001 is attributable to the lower level of revenues in the quarter.

OTHER INCOME (EXPENSE). Interest expense of $120,000 for the first quarter of 2001 compares to $102,000 for the first quarter of 2000 and is attributable primarily to borrowings under the King Press Corporation term loan and revolving lines of credit (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss of $516,000, or 34.4 percent of revenues, for the first quarter of 2001 compares to net income of $6,000, or 0.2 percent of revenues, for the first quarter of 2000.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the first quarter of 2001 by a secured $1,000,000 revolving line of credit for domestic sales that matures May 31, 2003; a secured $2,000,000 revolving line of credit for foreign sales, guaranteed by the United States Export-Import Bank, that matures May 31, 2003; and, a secured $3,000,000 term loan that matures December 1, 2003. The loan agreement pertaining to the revolving lines of credit and term note includes restrictions on indebtedness, liens, the disposal of assets and requires that certain financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets and the guaranty of the Company.




Page 9 of 11 sequentially numbered pages.

At March 31, 2001, King Press had $232,000 outstanding under the domestic revolving line of credit, $1,300,000 outstanding under the foreign revolving line of credit and $2,950,000 owed under the term note, $200,000 of which is current. King Press was in compliance with or had obtained waivers for all loan agreement covenants at March 31, 2001.

At March 31, 2001, the Company has $500,000 owed under a Convertible Subordinated Note due December 31, 2002.

The Company's backlog at March 31, 2001, totaled $6,029,000 compared to $3,867,000 at December 31, 2000.

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


                                   PUBLISHERS EQUIPMENT CORPORATION


May 11, 2001                       By:     /s/ Roger R. Baier
                                           -------------------------------------
                                           Roger R. Baier
                                           Vice President Finance &
                                           Treasurer
                                           (Principal Financial Officer)




Page 11 of 11 sequentially numbered pages.