Form 10QSB
period 2001-06-30
PUBLISHERS EQUIPMENT CORP
filed 2001-08-03
CIK 715414

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2001.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _________________ to ______________.

Commission file number:  0-11744

                        Publishers Equipment Corporation
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Texas                          75-1653425
--------------------------- -------------------------------------
 (State of incorporation)    (I.R.S. Employer Identification No.)


   16660 Dallas Parkway, Suite 1100, Dallas, Texas                75248
---------------------------------------------------             ----------
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

Number of shares outstanding of the issuer's common stock as of August 3, 2001, 5,249,321 shares of common stock, no par value.



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



In the opinion of management, the financial statements contained herein include all adjustments, which adjustments are of a normal recurring nature, necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows. Results of operations for the period ended June 30, 2001, are not necessarily indicative of results of operations for the entire year.


Page 2 of 9 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In Thousands)
                                   (Unaudited)


                                                                       June 30,
                                                                         2001
                                                                       --------
                                    ASSETS

Cash and cash equivalents ..........................................   $     13
Accounts receivable ................................................        845
Inventories ........................................................     12,605
Other current assets ...............................................        101
                                                                       --------
    Total current assets ...........................................     13,564

Property, plant and equipment, net .................................        948

Non current assets .................................................         51
                                                                       --------

TOTAL ASSETS .......................................................   $ 14,563
                                                                       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........................   $  3,052
Accrued warranty expense ...........................................         68
Customer deposits ..................................................      3,111
Current portion long term debt .....................................        200
                                                                       --------
    Total current liabilities ......................................      6,431

Convertible subordinated note ......................................        500
Long term debt .....................................................      4,952
Other liabilities ..................................................         85

Shareholders' equity:
    Common stock ...................................................     19,315
    Treasury stock .................................................       (168)
    Retained deficit ...............................................    (16,552)
                                                                       --------
       Total shareholders' equity ..................................      2,595
                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 14,563
                                                                       ========



     Page 3 of 9 sequentially numbered pages.

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                       Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                      2001          2000          2001          2000
                                                   ----------    ----------    ----------    ----------
Revenues .......................................   $    1,273    $    1,312    $    2,772    $    4,619

Cost of revenues ...............................        1,024           995         2,402         3,614
                                                   ----------    ----------    ----------    ----------

Gross profit ...................................          249           317           370         1,005

Selling, general and administrative expense ....          544           592         1,048         1,179
                                                   ----------    ----------    ----------    ----------

Operating loss .................................         (295)         (275)         (678)         (174)

Interest expense ...............................         (130)         (108)         (250)         (210)
Interest income ................................           --            --            --            --
Other income (expense), net ....................            2            --           (11)            7
                                                   ----------    ----------    ----------    ----------

Loss before taxes ..............................         (423)         (383)         (939)         (377)

Provision for income tax .......................           --            --            --            --
                                                   ----------    ----------    ----------    ----------

Net loss .......................................   $     (423)   $     (383)   $     (939)   $     (377)
                                                   ==========    ==========    ==========    ==========

Weighted average shares outstanding:
      Basic ....................................    5,249,321     5,249,321     5,249,321     5,249,321
      Diluted ..................................    5,249,321     5,249,321     5,249,321     5,249,321

Loss per share:
      Basic ....................................   $    (0.08)   $    (0.07)   $    (0.18)   $    (0.07)
      Diluted ..................................   $    (0.08)   $    (0.07)   $    (0.18)   $    (0.07)


Page 4 of 9 sequentially numbered pages

                        PUBLISHERS EQUIPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                                 2001        2000
                                                               --------    --------
Cash flows from operating activities:
   Net loss ................................................   $   (939)   $   (377)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
           Depreciation and amortization ...................         78          75
           Provision for losses on doubtful accounts .......         15           7

Change in assets and liabilities:
           Decrease in accounts receivable .................        701          31
           Increase in inventories .........................     (4,696)     (1,263)
           (Increase) decrease in other current assets .....         (5)         30
           Decrease in non current assets ..................         22          --
           Increase (decrease) in accounts payable and
                 accrued liabilities .......................        414        (159)
           Decrease in accrued warranty expense ............        (59)        (19)
           Increase in customer deposits ...................      3,031       1,742
                                                               --------    --------
   Net cash provided by (used in) operations ...............     (1,438)         67
                                                               --------    --------

Additions to property, plant and equipment .................         (9)         --

Cash flows from financing activities:
      Total borrowings .....................................      4,031       4,750
      Total repayments .....................................     (3,879)     (4,853)
                                                               --------    --------
   Net cash provided by (used in) financing activities .....        152        (103)
                                                               --------    --------

Net decrease in cash and cash equivalents ..................     (1,295)        (36)

Cash and cash equivalents at beginning of period ...........      1,308          43
                                                               --------    --------

Cash and cash equivalents at end of period .................   $     13    $      7
                                                               ========    ========



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

                              Results of Operations

Three Months Ended June 30, 2001

REVENUES. Revenues of $1,273,000 for the second quarter of 2001 compare to $1,312,000 for the second quarter of 2000, a decrease of approximately 3 percent. Revenues derived from sales to domestic customers decreased approximately 46 percent in the current quarter compared to the second quarter of 2000, while revenues derived from sales to foreign customers increased approximately 132 percent in the same period.

The Company's financial results for the second quarter of 2001 were affected primarily by a delay in the shipment of printing equipment to a domestic customer. This equipment order was scheduled for delivery in June, but did not ship until July when modifications to the customer's facility required for installation of the equipment were completed.

Domestic print advertising expenditures, which represent the major source of income for the Company's customer base, continued to decline in the second quarter of 2001 with the slowdown in the U.S. economy. Trade publications report that forecast growth in U.S. print media spending in 2001 over 2000 has been reduced by one-half, from an estimate of approximately 5.0% entering the year to a current outlook of 2.5% growth. This lower forecast is a result of a deeper than expected drop off in the economy, reflected primarily in declines in classified advertising expenditures and a lack of advertising spending by "dot.com" companies.

The slowdown in the U.S. economy and lower level of print advertising expenditures will affect the equipment purchase decisions of printers and publishers during the year. With the delay in shipment of the equipment scheduled for June delivery, the Company has two large orders that will be delivered in the third quarter of the current year, but must book additional domestic orders early in the third quarter, under more difficult market conditions, in order to make deliveries in the fourth quarter of the year.

Sales to foreign customers accounted for approximately 58 percent of total revenues in the second quarter of 2001, compared to 24 percent in the year earlier quarter. Included in deliveries in the current quarter were the Company's newest Print King IV printing units sold as add-ons to an existing customer's press installation in Nigeria. The Company currently has no other foreign orders in backlog for 2001 delivery, but is pursuing additional orders and expects revenues derived from sales to foreign customers to remain a significant component of its total revenues.



Page 6 of 9 sequentially numbered pages.

GROSS PROFIT. Gross profit for the second quarter of 2001 of $249,000, or 19.6 percent of revenues, compares to $317,000, or 24.2 percent of revenues, for the second quarter of 2000. The reduction in gross profit expressed as a percent of revenues results primarily from lower profit margins on equipment sold in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the second quarter of 2001 of $544,000, or 42.7 percent of revenues, compares to $592,000, or 45.1 percent of revenues, for the second quarter of 2000.

OTHER INCOME (EXPENSE). Interest expense of $130,000 for the second quarter of 2001 compares to $108,000 for the second quarter of 2000, and is attributable primarily to borrowings under the King Press Corporation term loan and revolving lines of credit (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss for the second quarter of 2001 of $423,000, or
33.2 percent of revenues, compares to a net loss of $383,000, or 29.2 percent of revenues, for the second quarter of 2000.

Six Months Ended June 30, 2001

REVENUES. Revenues of $2,772,000 for the first six months of 2001 compare to $4,619,000 for the first six months of 2000, a reduction of approximately 40 percent. Revenues derived from sales to domestic customers decreased approximately 53 percent in the first half of 2001 compared to the first half of 2000, while revenues derived from sales to foreign customers increased approximately 16 percent in the same period. Foreign revenues accounted for approximately 37 percent of total revenues in the first half of 2001, compared to approximately 19 percent of total revenues in the prior year.

GROSS PROFIT. Gross profit of $370,000, or 13.3 percent of revenues, for the first six months of 2001 compares to $1,005,000, or 21.8 percent of revenues, for the first six months of 2000. The reduction in gross profit expressed as a percent of revenues in the fist half of 2001 is attributable primarily to the lower level of revenues in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense of $1,048,000, or 37.8 percent of revenues, for the first half of 2001 compares to $1,179,000, or 25.5 percent of revenues, for the first half of 2000. While selling, general and administrative expense was reduced in the current period, it increased in the first half of 2001 when expressed as a percent of revenues due to the lower level of revenues in the period.

OTHER INCOME (EXPENSE). Interest expense of $250,000 for the first half of 2001 compares to $210,000 for the first half of 2000 and is attributable primarily to borrowings under the King Press Corporation term note and revolving lines of credit (See "Financial Position and Liquidity").

NET INCOME (LOSS). A net loss of $939,000, or 33.9 percent of revenues, for the first six months of 2001 compares to a net loss of $377,000, or 8.2 percent of revenues, for the first six months of 2000.



 Page 7 of 9 sequentially numbered pages.

                        Financial Position and Liquidity

The Company's wholly-owned operating subsidiary King Press Corporation was supported in the second quarter of 2001 by a secured $1,000,000 revolving line of credit for domestic sales that matures May 31, 2003; a secured $2,000,000 revolving line of credit for foreign sales, guaranteed by the United States Export-Import Bank, that matures May 31, 2003; and a secured $3,000,000 term loan that matures December 1, 2003. The loan agreement pertaining to revolving lines of credit and term note includes restrictions on indebtedness, liens, the disposal of assets and requires that certain financial ratios be maintained; and provides security through a cross collateralization of all King Press Corporation assets and the guaranty of the Company.

At June 30, 2001, King Press Corporation had $267,000 outstanding under the domestic revolving line of credit, $1,985,000 outstanding under the foreign revolving line of credit and $2,900,000 owed under the term loan, $200,000 of which is current. King Press Corporation was in compliance with or had obtained waivers for all loan covenants at June 30, 2001.

At June 30, 2001, the Company owes $500,000 under a Convertible Subordinated Note due December 31, 2002.

The Company's backlog at June 30, 2001, totaled $8,286,000 compared to $3,867,000 at December 31, 2000.


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

                  Not Applicable



Page 8 of 9 sequentially numbered pages.

Item 5.  Other Information.

                  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                  Not Applicable.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PUBLISHERS EQUIPMENT CORPORATION


August 3, 2001                           By:    /s/Roger R. Baier
                                               ------------------------------
                                               Roger R. Baier
                                               Vice President Finance &
                                               Treasurer
                                               (Principal Financial Officer)


Page 9 of 9 sequentially numbered pages.